Form 10-Q
period 2023-05-31
U.S. GoldMining Inc.
filed 2023-07-13
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41690

U.S. GOLDMINING INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1792147
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1030 West Georgia Street, Suite 1830, Vancouver, BC, Canada	V6E 2Y3
(Address of principal executive offices)	(Zip Code)

(604) 388-9738

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	USGO	The Nasdaq Capital Market
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $13.00	USGOW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,393,709 shares of common stock outstanding as of July 13th, 2023

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	May 31, 2023	November 30, 2022

Current assets
Cash and cash equivalents	3	$18,066,093	$54,508
Other receivables	4	176,711	68,000
Prepaid expenses and deferred costs	5	516,077	107,111
Total current assets		18,758,881	229,619
Assets under construction	6	160,000	-
Total assets		$18,918,881	$229,619

Current liabilities
Accounts payable		$726,034	$466,127
Accrued liabilities		296,560	26,922
Withholdings taxes payable		126,928	116,187
Due to GoldMining	14	-	677,783
Total current liabilities		1,149,522	1,287,019
Asset retirement obligations	9	236,162	225,871
Total liabilities		1,385,684	1,512,890

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at May 31, 2023 and November 30, 2022; 12,345,514 and 10,135,001 shares issued and outstanding as at May 31, 2023 and November 30, 2022	10	12,346	10,135
Additional paid-in capital		25,807,102	3,827,957
Share issuance obligation		21,780	-
Accumulated deficit		(8,308,031)	(5,121,363)
Total stockholders’ equity (deficit)		17,533,197	(1,283,271)
Total liabilities and stockholders’ equity (deficit)		$18,918,881	$229,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited – Expressed in U.S. Dollars)

		Three Months Ended May 31		Six Months Ended May 31
	Notes	2023	2022	2023	2022
Operating expenses
Exploration expenses	7	$204,005	$36,808	$333,279	$73,765
General and administrative expenses	8	2,159,642	220,985	2,915,246	265,720
Accretion	9	5,202	4,759	10,291	9,413
Total operating expenses		2,368,849	262,552	3,258,816	348,898
Loss from operations		(2,368,849)	(262,552)	(3,258,816)	(348,898)

Other income (expenses)
Interest income		67,123	-	67,123	-
Foreign exchange gain (loss)		(28)	5	5,025	24
Net loss and comprehensive loss		$(2,301,754)	$(262,547)	$(3,186,668)	$(348,874)

Loss per share
Basic and diluted		$(0.21)	$(0.03)	$(0.30)	$(0.04)

Weighted average shares outstanding[1]
Basic and diluted		10,975,190	9,500,001	10,559,712	9,500,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	The shares and associated amounts have been retrospectively restated to reflect a 2.714286-for-1 stock split of each issued and outstanding share of common stock, an increase in its authorized shares of common stock from 10,000,000 to 300,000,000, as well as the increase in par value to $0.001, which occurred in September 2022 (see Note 10).

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended May 31
	2023	2022
Net cash provided by (used in):

Operating activities
Net loss for the period	$(3,186,668)	$(348,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	10,291	9,413
Share-based compensation	216,842	21,828
Changes in operating assets and liabilities
Prepaid expenses and deferred costs	(435,383)	3,873
Other receivables	(68,385)	-
Accounts payable	178,295	(25)
Accrued liabilities	109,638	(2,182)
Net cash used in operating activities	(3,175,370)	(315,967)

Financing activities
Proceeds from initial public offering, net of underwriters’ fees and issuance costs	19,137,835	-
Proceeds from common shares issued for warrant exercise	2,696,343	-
Capital contributions from GoldMining	30,560	24,702
Advance from GoldMining	1,003,142	290,407
Repayment of advance from GoldMining	(1,680,925)	-
Net cash provided by financing activities	21,186,955	315,109

Net change in cash and cash equivalents	18,011,585	(858)
Balance, beginning of period	54,508	5,630
Balance, end of period	$18,066,093	$4,772

Supplemental disclosure of non-cash investing and financing activities:
Assets under construction included in accrued liabilities	$160,000	$-
Common share issuance costs included in accounts payable	$81,613	$-
Common share issuance costs included in prepaid expenses and deferred costs	$26,416	$-
Allocation of share-based compensation expenses from GoldMining	$46,468	$21,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional	Share		Total
	Note	Shares[1]	Amount[1]	Paid-In Capital	Issuance Obligation	Accumulated Deficit	Stockholders’ Equity
Balance at November 30, 2022		10,135,001	$10,135	$3,827,957	$-	$(5,121,363)	$(1,283,271)
Capital contributions from GoldMining	14	-	-	17,844	-	-	17,844
Share-based compensation - allocated from GoldMining	14	-	-	28,366	-	-	28,366
Share-based compensation - performance based restricted shares	10	-	-	1,861	-	-	1,861
Net loss and comprehensive loss		-	-	-	-	(884,914)	(884,914)
Balance, at February 28, 2023		10,135,001	10,135	3,876,028	-	(6,006,277)	(2,120,114)
Common stock
Issued under initial public offering	10	2,000,000	2,000	18,206,955	-	-	18,208,955
Underwriter fees and issuance costs	10	-	-	(883,311)	-	-	(883,311)
Issued upon exercise of warrants	10	210,513	211	2,736,458	-	-	2,736,669
Warrants
Issued in connection with initial public offering	10	-	-	1,791,045	-	-	1,791,045
Underwriter fees and issuance costs	10	-	-	(86,883)	-	-	(86,883)
Withholding taxes on return of capital		-	-	(10,741)	-	-	(10,741)
Capital contributions from GoldMining	14	-	-	12,716	-	-	12,716
Share-based compensation
Common stock to be issued for consulting services		-	-	-	21,780	-	21,780
Allocated from GoldMining	14	-	-	18,102	-	-	18,102
Amortization of share-based compensation	10	-	-	146,733	-	-	146,733
Net loss and comprehensive loss		-	-	-	-	(2,301,754)	(2,301,754)
Balance at May 31, 2023		12,345,514	$12,346	$25,807,102	$21,780	$(8,308,031)	$17,533,197

		Common Stock		Additional	Share		Total
	Note	Shares[1]	Amount[1]	Paid-In Capital	Issuance Obligation	Accumulated Deficit	Stockholders’ Deficit
Balance at November 30, 2021		9,500,001	$9,500	$3,108,874	$-	$(3,382,706)	$(264,332)
Capital contributions from GoldMining	14	-	-	8,643	-	-	8,643
Share-based compensation - allocated from GoldMining	14	-	-	11,185	-	-	11,185
Net loss and comprehensive loss		-	-	-	-	(86,327)	(86,327)
Balance, at February 28, 2022		9,500,001	9,500	3,128,702	-	(3,469,033)	(330,831)
Capital contributions from GoldMining	14	-	-	16,059	-	-	16,059
Share-based compensation - allocated from GoldMining	14	-	-	10,643	-	-	10,643
Net loss and comprehensive loss		-	-	-	-	(262,547)	(262,547)
Balance at May 31, 2022		9,500,001	$9,500	$3,155,404	$-	$(3,731,580)	$(566,676)

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	The shares and associated amounts have been retrospectively restated to reflect a 2.714286-for-1 stock split of each issued and outstanding share of common stock, an increase in its authorized shares of common stock from 10,000,000 to 300,000,000, as well as the increase in par value to $0.001, which occurred in September 2022 (see Note 10).

Note 1: Business

U.S. GoldMining Inc. (formerly BRI Alaska Corp.) (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed our name to “U.S. GoldMining Inc.”.

The Company was a wholly owned subsidiary of BRI Alaska Holdings Inc., a company organized under the laws of British Columbia (“BRI Alaska Holdings”), until September 23, 2022, which was at such time a wholly owned subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On September 23, 2022, BRI Alaska Holdings was dissolved, and the Company became a direct majority owned subsidiary of GoldMining. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common shares and common share purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 common shares and 122,490 common share purchase warrants, representing approximately 79.3% of the outstanding shares of the Company. As of May 31, 2023, GoldMining owned 80.0% of the Company.

The Company is a mineral exploration company with a focus on the exploration and development of a project located in Alaska, USA. Our registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169 and our principal executive office address is 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 2Y3 and our head operating office address is 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518.

Our primary asset is the 100%-owned Whistler exploration property (the “Whistler Project” or “Project”) located in Alaska, USA. Access to the Project area is by fixed wing aircraft to a gravel airstrip located adjacent to the Whistler Project exploration camp. We have not yet determined whether the Whistler Project contains mineral reserves where extraction is both technically feasible and commercially viable and have not determined whether the Project will be mined by open-pit or underground methods.

Note 2: Summary of Significant Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended November 30, 2022.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results and cash flows for the periods presented.

The balance sheet as of November 30, 2022 and comparative financial statements for the three and six months ended May 31, 2022 have been prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the quarters presented. Management believes the assumptions and allocations underlying the comparative financial statements are reasonable and appropriate under the circumstances. These comparative financial statements are not necessarily indicative of the results that would be attained if we had operated as a separate legal entity.

Consolidation

The consolidated financial statements include the financial statements of U.S. GoldMining Inc. and US GoldMining Canada Inc., a wholly owned subsidiary of the Company from its incorporation on October 27, 2022. Subsidiaries are consolidated from the date the Company obtains control and continue to be consolidated until the date that control ceases. Control is achieved when the Company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity.

All inter-company transactions, balances, income and expenses are eliminated through the consolidation process.

Management’s Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the quarters presented. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions. Significant estimates made by management include, but are not limited to, asset retirement obligations, share-based compensation and allocation of expenses from GoldMining.

New significant accounting policies

Assets under construction

Assets under construction consists of expenditures incurred for the rehabilitation of existing Whistler Project camp facilities and the construction of additional facilities. Costs incurred during construction that are directly attributable to bringing an asset into working condition for its intended use are capitalized; costs that are not necessary in readying an asset for use are recognized as an expense as incurred. Assets under construction are transferred to other respective asset classes and are depreciated when they are completed and available for use.

Share Options

The Company grants share options to certain directors, officers, employees and consultants of the Company. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of share options. The fair value of share options granted to employees is recognized as an expense over the vesting period with a corresponding increase in equity. An individual is classified as an employee when the individual is an employee for legal or tax purposes, provides services that could be provided by a direct employee, or has authority and responsibility for planning, directing and controlling the activities of the Company, including non-executive directors. The fair value is measured at grant date and recognized over the period during which the options vest. Forfeitures are accounted for as they occur.

Foreign Currency Translation

The functional currency of our Company, including its subsidiary, is the United States dollar. US GoldMining Canada Inc., the wholly owned subsidiary of the Company, maintains their accounting records in their local currency, the Canadian dollar. In accordance with ASC 830: Foreign Currency Matters, the financial statements of our subsidiary are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

Segment Information

We have determined that we operate and report in one segment, which focuses on the exploration and development of mineral properties. Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”) who is identified as our Chief Executive Officer. All of our non-current assets are located in Alaska, USA.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 209-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has assessed and concluded there is no material impact on the Company’s financial statements.

Note 3: Cash and Cash Equivalents

	May 31, 2023	November 30, 2022
Cash and cash equivalents consist of:
Cash at bank	$1,566,093	$54,508
Guaranteed Investment Certificates	16,500,000	-
Total	$18,066,093	$54,508

Note 4: Other Receivables

Other receivables consist of the following:

	May 31, 2023	November 30, 2022
Federal corporate tax receivable	$22,500	$22,500
State of Alaska corporate tax receivable	45,500	45,500
Warrant exercise proceeds held by transfer agent	40,326	-
Interest receivable	65,233	-
Other	3,152	-
Total	$176,711	$68,000

Note 5: Prepaid Expenses and Deferred Costs

Prepaid expenses and deferred costs consist of the following:

	May 31, 2023	November 30, 2022
Deferred financing costs(1)	$-	$94,932
Prepaid insurance	82,073	7,000
Prepaid dues and subscriptions	40,991	5,129
Prepaid corporate development expenses(2)	368,649	-
Deposits	16,031	-
Other prepaid expenses	8,333	50
Total	$516,077	$107,111

(1)	The deferred financing costs relate to the incremental share issue costs associated with the IPO, which were reallocated to share issuance costs upon completion of the IPO.

(2)	Prepaid corporate development costs relate to fees prepaid to Blender Media Inc., a company controlled by a direct family member of the co-chairman and a director of GoldMining Inc. (Note 14).

Note 6: Assets under Construction

During the six months ended May 31, 2023, the Company incurred $160,000 in costs related to the renovation of the existing camp structures and construction of additional facilities for the Whistler Project. The existing camp structures located at the Whistler Project were fully amortized in fiscal year 2020.

	May 31, 2023			November 30, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Assets under construction	$160,000	$-	$160,000	$-	$-	$-
	$160,000	$-	$160,000	$-	$-	$-

Note 7: Exploration Expenses

Our exploration expenses are solely related to the Whistler Project, which has a carrying value of $nil.

The following table presents costs incurred for exploration activities for the three and six months ended May 31, 2023 and 2022:

	Three months ended		Six months ended
	May 31,		May 31,
	2023	2022	2023	2022
Consulting fees	$170,750	$14,045	$273,247	$45,139
Land and camp maintenance	24,000	17,637	49,727	21,237
Transportation and travel	7,006	3,926	7,006	6,189
Other	2,249	1,200	3,299	1,200
Total	$204,005	$36,808	$333,279	$73,765

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three and six months ended May 31, 2023 and 2022:

	Three months ended		Six months ended
	May 31,		May 31,
	2023	2022	2023	2022
Professional fees	$973,903	$163,487	$1,528,808	$185,242
Office, consulting, investor relations, insurance and travel	819,601	9,851	897,514	13,003
Share-based compensation	186,615	10,643	216,842	21,828
Management fees, salaries and benefits	102,682	37,004	152,445	45,647
Filing, listing, dues and subscriptions	76,841	-	119,637	-
Total	$2,159,642	$220,985	$2,915,246	$265,720

During the quarters ended May 31, 2023 and 2022, management fees, salaries and benefits and share-based compensation include costs allocated from GoldMining (Note 14).

Note 9 : Asset Retirement Obligations (“ARO”)

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	May 31, 2023	November 30, 2022
Undiscounted amount of estimated cash flows	$235,000	$235,000
Life expectancy (years)	2	3
Inflation rate	2.00%	2.00%
Discount rate	9.32%	9.32%

The following table summarizes the movements of the Company’s ARO:

	May 31, 2023	November 30, 2022
Balance, beginning of period	$225,871	$206,616
Accretion	10,291	19,255
Balance, end of period	$236,162	$225,871

Note 10: Capital Stock

10.1 Initial Public Offering

On April 19, 2023, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, BMO Capital Markets Corp., Laurentian Bank Securities Inc. and Sprott Capital Partners LP (collectively, the “underwriters”) for an offering of 2,000,000 units of the Company (the “Units”) at a price of $10.00 per Unit. Each Unit consists of one common share and one common share purchase warrant, and each common share purchase warrant entitles the holder to acquire a common share at a price of $13.00 per share until April 24, 2026.

On April 24, 2023 (the “Closing Date”), the Company issued 2,000,000 Units at a price of $10.00 per Unit for gross proceeds of $20,000,000. In connection with the IPO, the Company incurred securities issuance costs of $970,194, of which $650,000 represented cash fees paid to the Underwriters.

GoldMining acquired 122,490 Units in the IPO for total consideration of $1,224,900.

The net proceeds from the issuance of the Units were allocated to the Company’s common shares and common share purchase warrants on a relative fair value basis. Inputs used to calculate the relative fair value of the common shares and common share purchase warrants are based on the quoted closing prices of the Company’s common shares and common share purchase warrants on the Nasdaq Capital Market on the Closing Date of IPO. The allocation of the fair value of the Company’s common shares and common share purchase warrants is as follows:

($)
Fair value of common shares	18,208,955
Fair value of common share purchase warrants	1,791,045
Total gross proceeds from the IPO	20,000,000

Gross proceeds	20,000,000
Common share issuance costs	(883,311)
Common share purchase warrant issuance costs	(86,883)
Net proceeds received	19,029,806

Fair value allocation to:
Common shares	17,325,644
Common share purchase warrants	1,704,162
19,029,806

10.2        Common and Preferred Shares

On September 22, 2022, we filed a Certificate of Amendment of Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Nevada to effect a 2.714286-for-1 stock split of the shares of our common stock, either issued and outstanding or held by the Company as treasury stock, effective as of such date (the “Stock Split”).

As a result of the Stock Split, every one share of issued and outstanding common stock was automatically split into 2.714286 issued and outstanding shares of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Stock Split. The Stock Split increased the number of shares of common stock outstanding from 3,500,000 shares to 9,500,001 shares. Additionally, we changed: (a) the Company’s common stock par value from nil to $0.001 and increased the authorized shares of common stock from 10,000,000 to 300,000,000; and (b) the Company’s preferred stock par value from nil to $0.001, and increased the authorized shares of preferred stock from 1,000,000 to 10,000,000.

On September 23, 2022, BRI Alaska Holdings transferred 100% of its shares in us to GoldMining and was dissolved.

As of May 31, 2023, there were 12,345,514 common shares issued and outstanding.

10.3        Restricted Shares

On September 23, 2022, the Company adopted an equity incentive plan (the “Legacy Incentive Plan”). The Legacy Incentive Plan only provides for the grant of restricted stock awards. The purpose of the Legacy Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The maximum number of shares of common stock that may be issued pursuant to the grant of the restricted stock awards is 1,000,000 shares of common stock in the Company.

On September 23, 2022, we granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) of common stock under the Legacy Incentive Plan to certain of our and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023.

The Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. Assuming completion of the offering, these conditions are:

(a)	with respect to 15% of the performance based restricted shares of common stock, if we have not completed equity financing(s) in an aggregate amount of at least $15,000,000 prior to or concurrently with the earlier of: (i) the date that is two years after the date of grant of such award; and (ii) the occurrence of a liquidation event, as such term is defined in the Legacy Incentive Plan, or any merger with or sale of our outstanding shares or all or substantially all of our assets to a third-party, referred to as an “Exit Transaction”, provided that, for greater certainty, the following shall not be considered an Exit Transaction: (A) any amalgamation, merger or consolidation of our business with or into a related entity; (B) a transaction undertaken solely for the purpose of changing our place of domicile or jurisdiction of incorporation; (C) an equity financing; and (D) completion of an initial public offering, spin-off from GoldMining or other going public transaction, referred to as an “IPO Event” (condition met);

(b)	with respect to 15% of the performance based restricted shares of common stock, an IPO Event has not occurred that values our business at a minimum of $100,000,000 prior to the date that is two years after the date of grant of such award (condition met);

(c)	with respect to 15% of the performance based restricted shares of common stock, if the recipient of such award ceases to be our or our affiliates’ director, officer, employee or consultant, as applicable, at any time during the period from the date of grant of such award until the date that is two years after the date of grant;

(d)	with respect to 15% of the performance based restricted shares of common stock, if we have not re-established the Whistler Project camp and performed of a minimum of 10,000 meters of drilling prior to the date that is three years after the date of grant of such award;

(e)	with respect to 15% of the performance based restricted shares of common stock, if we have not achieved a share price of $15.00 prior to the date that is four years after the date of grant of such award (condition met);

(f)	with respect to 15% of the performance based restricted shares of common stock, if we have not achieved a $250,000,000 market capitalization, based on the number of shares of our outstanding common stock multiplied by the volume-weighted average price for any applicable five (5) consecutive trading day period on the principal stock exchange on which our common stock is listed prior to the date that is five years after the date of grant of such award; or

(g)

with respect to 10% of the performance based restricted common stock, if we have not achieved a share price of $25.00 prior to the date that is six years after the date of grant of such award.

Upon satisfaction of the conditions referenced in both (f) and (g) above (regardless of whether they occur simultaneously or consecutively), all of the unvested Restricted Shares will be 100% vested and will be deemed Released Stock.

In the event the Company files the disclosure specified in Subpart 1300 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K Report with the SEC or the disclosure specified in Canadian National Instrument 43-101, Standards for Disclosure for Mineral Products, to the relevant Canadian securities regulator (the “Securities Filing”) that includes, in either disclosure, an aggregate estimate of mineral resources for the Whistler Project or any other project owned or operated by the Company of 3,000,000 additional gold or gold equivalent ounces from the amount reported on the disclosure specified in the Company’s Subpart 1300 of the SEC Regulation S-K Report dated September 22, 2022, 190,500 shares of the Restricted Shares will be deemed Released Shares as of the date of such Securities Filing (or if such amount exceeds the number of shares of Restricted Shares that have not yet become Released Shares at the time, such lesser number of shares of Restricted Shares) reducing, on a proportional basis, the number of unvested shares of Restricted Shares subject to each vesting condition.

During the three and six months ended May 31, 2023, we recognized share-based compensation expense of $36,505 and $38,366, respectively, related to the Restricted Shares.

10.4 Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the six months ended May 31, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at November 30, 2022	-	$-
Common share purchase warrants issued at the IPO	2,000,000	13.00
Exercised	(210,513)	13.00
Balance, May 31, 2023	1,789,487	$13.00

During the six months ended May 31, 2023, share purchase warrants were exercised for a total of $2,736,669, of which $40,326 was held by the transfer agent at quarter end (Note 4). The number of common share purchase warrants outstanding as at May 31, 2023 was 1,789,487 warrants at an exercise price of $13.00 per share and with a weighted average remaining contractual life of 2.90 years.

Subsequent to May 31, 2023, 48,195 warrants were exercised for proceeds of $626,535.

10.5 Share Options

On February 6, 2023, the Company adopted a long term incentive plan (“2023 Incentive Plan”).The purpose of the 2023 Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance awards, restricted stock awards and other cash and equity-based awards. The aggregate number of common shares issuable under the 2023 Incentive Plan in respect of awards shall not exceed 10% of the common shares issued and outstanding.

On May 4, 2023, the Company granted 82,500 stock options at an exercise price of $10.00 per share. The share options are exercisable for a period of five years from the date of grant and will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are 6, 12 and 18 months thereafter. The fair value of the share options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.47%, expected life of 3 years, expected dividend yield of 0%, estimated forfeiture rate of 0% and expected volatility of 61.34%. As there is limited trading history of the Company’s common shares prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the share options.

The following table summarizes the Company’s stock option activity during this period:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, November 30, 2022	-	$-		$-
Granted	82,500	10.00
Balance, May 31, 2023	82,500	$10.00	4.93	$404,250

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The weighted-average grant-date fair value of stock options granted during the six months ended May 31, 2023 was $4.18 per share. During the three and six months ended May 31, 2023, the Company recognized share-based compensation expense of $110,228 for the share options granted.

10.6 Lock-Up Agreements

In connection with the IPO, GoldMining and each of the Company’s directors and officers have entered into Lock-Up Agreements, pursuant to which GoldMining, the directors and officers of the Company agreed not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any common shares for a period of 180 days after April 19, 2023, subject to certain limited exceptions, without the prior written consent of the Underwriters. As of May 31, 2023, there are 182,100 common shares which are subject to transfer restrictions pursuant to the Lock-Up Agreements.

Note 11. Net Loss Per Share

The following table provides reconciliation between earnings per common share:

	Three Months Ended May 31		Six Months Ended May 31
	2023	2022	2023	2022
Numerator
Net loss for the period	$(2,301,754)	$(262,547)	$(3,186,668)	$(348,874)

Denominator
Weighted average number of shares, basic and diluted	10,975,190	9,500,001	10,559,712	9,500,001

Net loss per share, basic and diluted	$(0.21)	$(0.03)	$(0.30)	$(0.04)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

Note 12: Financial Instruments

The Company’s financial assets at May 31, 2023 include cash and cash equivalents. The Company’s financial liabilities include accounts payable, accrued liabilities and withholdings taxes payable. The carrying value of the Company’s financial liabilities approximates fair value due to their short term to maturity.

Financial Risk Management Objectives and Policies

The financial risks arising from the Company’s operations are credit risk, liquidity risk and currency risk. These risks arise from the normal course of operations and all transactions undertaken are to support our ability to continue as a going concern. The risks associated with these financial instruments and the policies on how we mitigate these risks are set out below. Management manages and monitors these exposures to ensure appropriate measures are implemented in a timely and effective manner.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily associated with our bank balances. We mitigate credit risk associated with its bank balances by holding cash with large, reputable financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. We had a working capital as at May 31, 2023 of $17,609,359. Our accounts payable, accrued liabilities and withholdings taxes payable are expected to be realized or settled within a one-year period.

Currency Risk

We report our financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than our functional currency. Financial instruments that impact our net loss due to currency fluctuations include: cash and cash equivalents, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $21,300 on net loss for the quarter ended May 31, 2023.

Note 13. Commitments and Contingencies

Payments Required to Maintain the Whistler Project

The Company is required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $224,583 in 2023 and $230,605 thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $106,000 for 2023 and $135,200 thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. The Company has excess labor carry forwards of $273,674 expiring in 2026, of which up to $106,000 can be applied each year to the Company’s annual labor requirements.

Future Commitments

On November 27, 2020, GoldMining agreed to cause us to issue a 1.0% net smelter return (“NSR”) royalty on our Whistler Project to Gold Royalty Corp. (“GRC”). The Company also assigned certain buyback rights relating to an existing third party royalty on the Project such that GRC has a right to acquire a 0.75% NSR (including an area of interest) on the Project for $5,000,000 pursuant to such buyback rights.

In August 2015, the Company acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, the Company assumed an obligation on the Whistler Project pursuant to a royalty purchase agreement between Kiska, Geoinformatics, and MF2, LLC (“MF2”), dated December 16, 2014. This agreement granted MF2 a 2.75% NSR royalty over the Project area, and, extending outside the current claims, over an area of interest defined by certain maximum historical extent of claims held on the Project.

On May 11, 2023, US GoldMining Canada Inc. entered into an office sublease agreement with Coromandel Properties Ltd. for office space in Vancouver, British Columbia with a term of 5 years, 3 months and 29 days commencing August 1, 2023 and expiring on November 29, 2028. The monthly payment pursuant to the sublease agreement is $5,330 per month.

Subsequent to May 31, 2023, the Company entered into an agreement with Equity Geoscience, Ltd. for the management of an exploration program for the Whistler Project. The agreement includes an approved work order totaling $5,255,500, for the period of June 1, 2023 to February 29, 2024. Pursuant to the agreement, the Company paid $1,392,243 in June 2023 to cover fees incurred and expected to incur until July 25, 2023.

Note 14. Related Party Transactions

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and six months ended May 31, 2023, the allocated costs from GoldMining to the Company were $30,818 and $77,028, respectively ($26,702 and $46,530 for the three and six months ended May 31, 2022, respectively). Out of the allocated costs, $18,102 and $46,468 for the three and six months ended May 31, 2023, respectively, were noncash share-based compensation costs ($10,643 and $21,828 for the three and six months ended May 31, 2022, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the three and six months ended May 31, 2023, the amounts advanced to us and paid on our behalf by GoldMining totaled $178,013 and $1,003,142, respectively ($246,777 and $290,408 for the three and six months ended May 31, 2022, respectively). In May 2023, the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and six months ended May 31, 2023, we incurred $30,354 and $32,487, respectively, and during the three and six months ended May 31, 2022, $5,848 and $5,848, respectively, in general and administrative costs, paid to Blender Media Inc. (Blender), a company controlled by a direct family member of the co-chairman and a director of GoldMining, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company. As at May 31, 2023, prepaid expenses and deferred costs included service fees prepaid to Blender in the amount of $368,649 (November 30, 2022: $Nil) (Note 5).

During the three and six months ended May 31, 2023, share-based compensation costs included $23,291 and $24,476, respectively (2022, $Nil), in amounts incurred for the co-chairman and a director of GoldMining for Restricted Shares granted in September 2022 (Note 10.3).

GoldMining acquired 122,490 Units in the IPO at a price of $10 per Unit for a total consideration of $1,224,900 (Note 10.1).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended May 31, 2023 and 2022, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

This management’s discussion and analysis of our financial condition and results of operations (the “MD&A”) is intended to assist you in better understanding and evaluating the financial condition and results of operations of the Company. You should read this MD&A in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as our audited consolidated financial statements included in our registration statement on Form S-1 dated effective April 19, 2023 and Canadian final long form prospectus dated April 19, 2023, copies of which are available at www.sec.gov and www.sedar.com, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements and forward-looking information within the meaning of Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-looking statements”. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

●	anticipated tonnages and grades of the mineral resources disclosed for the Whistler Project;

●	our expectations regarding the continuity of mineral deposits;
●	our expectations regarding raising capital and developing the Whistler Project;
●	our planned exploration activities and/or plans on the Whistler Project;
●	expectations regarding environmental, social or political issues that may affect the exploration or development progress;
●	our estimates regarding future revenue, expenses and needs for additional financing; and
●	our ability to attract and retain qualified employees and key personnel.

These forward-looking statements are based on our opinions, estimates and assumptions in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we currently believe are appropriate and reasonable in the circumstances, including that:

●	the timing and ability to obtain requisite operational, environmental and other licenses, permits and approvals, including extensions thereof will occur and proceed as expected;
●	current gold, silver, base metal and other commodity prices will be sustained, or will improve;
●	the proposed development of the Whistler Project will be viable operationally and economically and will proceed as expected;
●	any additional financing required by us will be available on reasonable terms or at all; and
●	the Company will not experience any material accident, labor dispute or failure of plant or equipment.

Despite a careful process to prepare and review the forward-looking statements, there can be no assurance that the underlying opinions, estimates and assumptions will prove to be correct.

Forward-looking statements are necessarily based on a number of opinions, estimates and assumptions that we considered appropriate and reasonable as of the date such statements are made, are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, level of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, including but not limited to the risk factors described in greater detail under Part II, Item 1A. Risk Factors of this Quarterly Report. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements.

These factors should not be construed as exhaustive and should be read with other cautionary statements in this document. Although we have attempted to identify important risk factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other risk factors not presently known to us or that we presently believe are not material that could also cause actual results or future events to differ materially from those expressed in such forward-looking statements. There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking statements, which speaks only as of the date made. The forward-looking statements contained in this document represents our expectations as of the date of this Quarterly Report (or as the date they are otherwise stated to be made) and are subject to change after such date. However, we disclaim any intention or obligation or undertaking to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required under applicable securities laws.

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 150 km northwest of Anchorage, in Alaska.

We were incorporated on June 30, 2015 in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”. GoldMining Inc. (“GoldMining”) owns a controlling interest in us which is approximately 80.0% as of the date hereof. GoldMining is a public mineral exploration company focused on the acquisition and development of gold assets in the Americas, which was organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American.

Our principal executive offices are located at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 2Y3 and our head operating offices are located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.us.goldmining.com. Our common shares and common share purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

This MD&A was prepared in conjunction with our unaudited interim condensed consolidated financial statements for the three and six months ended May 31, 2023 and 2022, and our audited financial statements for the year ended November 30, 2022. Our audited financial statements for the year ended November 30, 2022 and comparative financial statements for the three and six months ended May 31, 2022 were prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the periods presented. Management believes the assumptions and allocations underlying the financial statements are reasonable and appropriate under the circumstances. Therefore, these financial statements are not necessarily indicative of the results that would be attained if our Company had operated as a separate legal entity during the periods presented and are not necessarily indicative of future operating results.

Initial Public Offering

On April 24, 2023, in connection with the closing of our initial public offering (the “IPO”), the Company issued 2,000,000 Units at a price of $10.00 per Unit for gross proceeds of $20,000,000. In connection with the IPO, the Company incurred securities issuance costs of $970,194, of which $650,000 represented cash fees paid to the Underwriters. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 common shares and 122,490 common share purchase warrants, representing approximately 79.3% of the outstanding shares of the Company. As of May 31, 2023, GoldMining owned 80.0% of the Company.

The Whistler Gold-Copper Project

With the completion of its IPO, the Company now intends to pursue planned exploration activities including core drilling. Permits have been received to commence these activities, starting with Whistler camp remediation in preparation for the upcoming summer 2023 exploration season.

The Company’s currently planned exploration program over the 2023 and 2024 field seasons consists of approximately 10,000-meters of core drilling, surface exploration including soil geochemical sampling and geophysical surveying, and collection of mine planning and mineral processing information including metallurgical, geotechnical and hydrogeological data. Environmental baseline data collection, as well as heritage surveying, including archaeological and traditional land use studies, are also expected to take place in 2023. The Company also expects to engage in stakeholder consultation with respect to both the present and ongoing exploration activity and the potential future mine development of the Whistler project.

Results of Operations

Three months ended May 31, 2023, compared to three months ended May 31, 2022

During the three months ended May 31, 2023, we recorded a net loss of $2,301,754 ($0.21 per share) compared to a net loss of $262,547 ($0.03 per share) for the three months ended May 31, 2022.

During the three months ended May 31, 2023, the Company had exploration expenses of $204,005, compared to $36,808 for the three months ended May 31, 2022. Exploration expenses in the three months ended May 31, 2023 included consulting fees to vendors that provided geological, environmental, permitting, regulator and community stakeholder engagements and other technical services and camp maintenance costs.

During the three months ended May 31, 2023, exploration expenses mainly comprised of consulting fees of $170,750, compared to $14,045 for the three months ended May 31, 2022. The increase was related to database compilation, validation and building of 3D geologic models, permit planning, administrative and overhead costs for rehabilitation work on the existing Whistler Project camp, and commencement of regulator, community and other stakeholder engagements. During the three months ended May 31, 2023, camp maintenance expenses were $24,000 and included work related to a road access study and winter camp caretaking, compared to $17,637 for the three months ended May 31, 2022.

For the three months ended May 31, 2023, transportation and travel costs were $7,006, compared to $3,926 in the three months ended May 31, 2022. The other exploration expenses were $2,249, compared to $1,200 in the three months ended May 31, 2023. The increases in exploration expenditures for the three months ended May 31, 2023 were primarily associated with the Company’s exploration program on the Whistler Project.

General and administrative expenditures were $2,159,642 for the three months ended May 31, 2023, compared to $220,985 for the three months ended May 31, 2022. During the three months ended May 31, 2023, general and administrative expenditures primarily consisted of professional fees of $973,903, compared to $163,487 during the three months ended May 31, 2022. The increase in such expenses was primarily as a result of increased legal, audit, accounting and tax services relating to the Company’s preparation and execution of the IPO. General and administrative expenditures also included: (i) share-based compensation expenses $186,615, which consisted of $36,505 related to the award of restricted shares vested during the period, $110,228 represents the fair value of share options issued by the Company to management, directors and employees of the Company, $21,780 related to share compensation for consulting services and $18,102 from GoldMining personnel allocated for their time spent on our affairs, compared to $10,643 during the three months ended May 31, 2022; (ii) management fees, salaries and benefits of $102,682, compared to $37,004 during the three months ended May 31, 2022; (iii) consulting, corporate development and investor relations expenses of $765,048, compared to $1,050 during the three months ended May 31, 2022; (iv) filing, listing, dues and subscriptions expenses of $76,841, compared to $nil during the three months ended May 31, 2022; (v) office administrative and insurance expenses of $51,909, compared to $2,953 during the three months ended May 31, 2022; and (vi) travel, website design and hosting expenses of $2,644, compared to $5,848 during the three months ended May 31, 2022. The increase in general and administrative costs was primarily the result of a higher level of activity leading up to and after the Company’s IPO.

Accretion expenses were $5,202 during the three months ended May 31, 2023, compared to $4,759 during the three months ended May 31, 2022.

Our loss from operations was $2,368,849 for the three months ended May 31, 2023, compared to $262,552 for the three months ended May 31, 2022. The increase in operating loss was primarily the result of an increase in general and administrative expenses and exploration expenses.

Six months ended May 31, 2023, compared to six months ended May 31, 2022

During the six months ended May 31, 2023, we recorded a net loss of $3,186,668 ($0.30 per share) compared to a net loss of 348,874 ($0.04 per share) for the six months ended May 31, 2022.

During the six months ended May 31, 2023, the Company had exploration expenses of $333,279, compared to $73,765 for the six months ended May 31, 2022. Exploration expenses in the six months ended May 31, 2023 included consulting fees to vendors that provided geological, environmental, permitting, regulator and community stakeholder engagements and other technical services and camp maintenance costs.

During the six months ended May 31, 2023, exploration expenses mainly comprised of consulting fees of $273,247, compared to $45,139 for the six months ended May 31, 2022. The increase was related to database compilation, validation and building of 3D geologic models, permit planning, administrative and overhead costs for rehabilitation work on the existing Whistler Project camp, and commencement of regulator, community and other stakeholder engagements. During the six months ended May 31, 2023, the camp maintenance expenses were $49,727 and included work related to a road access study and winter camp caretaking, compared to $21,237 for the six months ended May 31, 2022. For the six months ended May 31, 2023, transportation and travel costs were $7,006, compared to $6,189 in the six months ended May 31, 2022. The other exploration expenses were $3,299, compared to $1,200 in the six months ended May 31, 2022. The increases in exploration expenditures for the six months ended May 31, 2023 were primarily associated with the Company’s exploration program on the Whistler Project.

General and administrative expenditures were $2,915,246 for the six months ended May 31, 2023, compared to $265,720 for the six months ended May 31, 2022. During the six months ended May 31, 2023, general and administrative expenditures primarily consisted of professional fees of $1,528,808, compared to $185,242 during the six months ended May 31, 2022. The increase in such expenses was primarily as a result of increased legal, audit, accounting and tax services relating to the Company’s preparation and execution of the IPO. General and administrative expenditures also included: (i) share-based compensation expenses $216,842, which consisted of $38,366 related to the award of restricted shares vested during the period, $110,228 represents the fair value of share options issued by the Company to management, directors and employees of the Company, $21,780 related to share compensation for consulting services, and $46,468 from GoldMining personnel allocated for their time spent on our affairs, compared to $21,828 during the six months ended May 31, 2022; (ii) management fees, salaries and benefits of $152,445, compared to $45,647 during the six months ended May 31, 2022; (iii) consulting, corporate development and investor relations expenses of $829,626, compared to $1,050 during the six months ended May 31, 2022; (iv) filing, listing, dues and subscriptions expenses of $119,637, compared to $nil during the six months ended May 31, 2022; (v) office administrative and insurance expenses of $55,567, compared to $6,105 during the six months ended May 31, 2022; and (vi) travel, website design and hosting expenses of $12,321, compared to $5,848 during the six months ended May 31, 2022. The increase in general and administrative costs was primarily the result of a higher level of activity leading up to and after the Company’s IPO.

Accretion expenses were $10,291 during the six months ended May 31, 2023, compared to $9,413 during the six months ended May 31, 2022.

Our loss from operations was $3,258,816 for the six months ended May 31, 2023, compared to $348,898 for the six months ended May 31, 2022. The increase in operating loss was primarily the result of an increase in general and administrative expenses and exploration expenses.

Liquidity and Capital Resources

	May 31, 2023	November 30, 2022
Cash and cash equivalents	$18,066,093	$54,508
Working capital (deficit)	17,609,359	(1,057,400)
Total assets	18,918,881	229,619
Total current liabilities	1,149,522	1,287,019
Accounts payable	726,034	466,127
Accrued liabilities	296,560	26,922
Total non-current liabilities	236,162	225,871
Stockholders’ equity (deficit)	17,533,197	(1,283,271)

Prior to the completion of our IPO, capital resources consisted primarily of cash advanced and/or contributed from GoldMining. On April 24, 2023, we completed our IPO and issued 2,000,000 Units at a price of $10.00 per Unit for net proceeds in an aggregate amount of approximately $19.1 million after deducting underwriting fees and offering costs. In May 2023, we repaid GoldMining $1,680,925, for amounts previously advanced to us by GoldMining.

As of May 31, 2023, our Company had cash and cash equivalents of $18,066,093, compared to $54,508 as of November 30, 2022. As of May 31, 2023, we had other receivables of $176,711, compared to $68,000 as of November 30, 2022. The increase was mainly due to interest receivable and proceeds from warrant exercise held by our transfer agent. We had prepaid expenses and deferred costs of $516,077 as of May 31, 2023, compared to $107,111 as of November 30, 2022. The increase was primarily for prepaid corporate development expenses, prepaid D&O insurance costs and prepaid dues and subscriptions costs for activities after the completion of the IPO.

As of May 31, 2023, current liabilities were $1,149,522, compared to $1,287,019 as of November 30, 2022. Current liabilities as of May 31, 2023 consisted of: accounts payable of $726,034, compared to $466,127 as of November 30, 2022; accrued liabilities of $296,560, compared to $26,922 as of November 30, 2022. The decreases in current liabilities were primarily related to the repayment of advances from GoldMining, offset by an increase in accrued liabilities for costs related to rehabilitation work on the existing Whistler Project camp facilities.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining and the IPO. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of common stock pursuant to private placements and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our common shares, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

As of May 31, 2023 we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended May 31, 2023 was $3,175,370, compared to $315,967 during the six months ended May 31, 2022. Significant operating expenditures during the six months ended May 31, 2023 included general and administrative expenses and exploration expenditures. The increase of net cash used in operating activities is primarily the result of increased filing, listing, legal, accounting, and investor relations expenditures for the preparation and execution of the Company’s IPO.

Investing Activities

During the six months ended May 31, 2023 and 2022, no cash was used or provided by investing activities.

Financing Activities

During the six months ended May 31, 2023, net cash provided by financing activities was $21,186,955, which was primarily comprised of the net proceeds of $19,137,835 from the IPO, proceeds received from warrant exercises of $2,696,343, advances from GoldMining of $1,003,142, and offset by $1,680,925 for repayment of advances from GoldMining. Net cash provided by financing activities during the six months ended May 31, 2022 was $315,109, which was primarily from advances from GoldMining of $290,407, and expenses paid for by GoldMining on the Company’s behalf of $24,702.

Commitments Required to Keep Whistler Project in Good Standing

The Company is required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $224,583 in 2023 and $230,605 thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $106,000 for 2023 and $135,200 thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. The Company has excess labor carry forwards of $273,674 expiring in 2026, of which up to $106,000 can be applied each year to the Company’s annual labor requirements. The Company notes that the excess labor expenditures above have been made and the Whistler Project is in good standing.

Future Commitments

We acquired rights to the Whistler Project and associated equipment in August 2015 pursuant to an asset purchase agreement by and among us, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, we assumed an obligation on the Whistler Project pursuant to a royalty purchase agreement between Kiska, Geoinformatics, and MF2, LLC (“MF2”), dated December 16, 2014. This agreement granted MF2 a 2.75% NSR royalty over all 304 claims, and, extending outside the current claims, over an area of interest defined by the maximum historical extent of claims held on the project.

On May 11, 2023, US GoldMining Canada Inc. entered into an office sublease agreement with Coromandel Properties Ltd. for office space in Vancouver, British Columbia with a term of 5 years, 3 months and 29 days commencing August 1, 2023 and expiring on November 29, 2028. The monthly payment pursuant to the sublease agreement is $5,330 per month.

Subsequent to May 31, 2023, the Company entered into an agreement with Equity Geoscience, Ltd. for the management of an exploration program for the Whistler Project. The agreement includes an approved work order totaling $5,255,500, for the period of June 1, 2023 to February 29, 2024. Pursuant to the agreement, the Company paid $1,392,243 in June 2023 to cover fees incurred and expected to incur through to July 25, 2023.

Transactions with Related Parties

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and six months ended May 31, 2023, the allocated costs from GoldMining to the Company were $30,818 and $77,028, respectively ($26,702 and $46,530 for the three and six months ended May 31, 2022, respectively). Out of the allocated costs, $18,102 and $46,468 for the three and six months ended May 31, 2023, respectively, were noncash share-based compensation costs ($10,643 and $21,828 for the three and six months ended May 31, 2022, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the three and six months ended May 31, 2023, the amounts advanced to us and paid on our behalf by GoldMining totaled $178,013 and $1,003,142, respectively ($246,777 and $290,408 for the three and six months ended May 31, 2022, respectively). In May 2023, the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and six months ended May 31, 2023, we incurred $30,354 and $32,487, respectively, and during the three and six months ended May 31, 2022, $5,848 and $5,848, respectively, in general and administrative costs, paid to Blender Media Inc. (“Blender”), a company controlled by a direct family member of the co-chairman and a director of GoldMining, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company. As at May 31, 2023, prepaid expenses and deferred costs included service fees prepaid to Blender in the amount of $368,649 (November 30, 2022: $Nil).

During the three and six months ended May 31, 2023, share-based compensation costs included $23,291 and $24,476, respectively (2022, $Nil), in amounts incurred for the co-chairman and a director of GoldMining for Restricted Shares granted in September 2022.

GoldMining acquired 122,490 Units in the IPO at a price of $10 per Unit for a total consideration of $1,224,900.

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended May 31, 2023 and 2022, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Outstanding Securities

As of the date hereof, the Company has 12,393,709 common shares outstanding.  In addition, we had stock options outstanding representing 82,500 shares at a weighted-average exercise price of $10.00 per share, and share purchase warrants outstanding representing 1,741,292 shares at a weighted-average exercise price of $13.00 per share. The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Critical Accounting Estimates and Judgments

The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the year. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under the given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions.

Information about judgments made in applying accounting policies that have the most significant effects on the amounts recognized in the financial statements is as follows:

Asset retirement obligation

An asset retirement obligation represents the present value of estimated future costs for the rehabilitation of our mineral property. These estimates include assumptions as to the future activities, cost of services, timing of the rehabilitation work to be performed, inflation rates, exchange rates and interest rates. The actual cost to rehabilitate a mineral property may vary from the estimated amounts because there are uncertainties in factors used to estimate the cost and potential changes in regulations or laws governing the rehabilitation of a mineral property. Management periodically reviews the rehabilitation requirements and adjusts the liability as new information becomes available and will assess the impact of new regulations and laws as they are enacted.

Allocation of expenses from GoldMining.

For the three and six months ended May 31, 2023, certain general administrative expenses, including employment related expenditures for services and support functions provided by GoldMining, were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us.

Allocation of carve-out expenses from GoldMining.

The balance sheet as of November 30, 2022 and comparative financial statements for the three and six months ended May 31, 2022 have been prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the quarters presented. These expenses, assets, and liabilities have been allocated to the Company on the basis of direct usage when identifiable, with others allocated based on relevant data criteria as follows:

●	General and administrative expenses- allocated all direct expenses and corporate expenses were allocated based on an estimate of time incurred to reflect the utilization of those services by the Company including:

○	Office space, equipment and administrative services.
○	Employment related expenses, including share-based compensation which was calculated using the Black-Scholes model.

●	Accounts payable and accrued expenses, prepaid expenses and deposits, due to GoldMining, allocated all amounts directly related to the Company.

Management believes the assumptions and allocations underlying the financial statements are reasonable and appropriate under the circumstances. Therefore, these financial statements are not necessarily indicative of the results that would be attained if we had operated as a separate legal entity during the periods presented and are not necessarily indicative of future operating results.

Restricted Shares

The fair value of the restricted shares is measured at grant date and recognized over the period during which the restricted shares vest. When restricted shares are conditional upon the achievement of a performance condition, the Company estimates the length of the expected vesting period at grant date, based on the most likely outcome of the performance condition. The fair value of the restricted shares is determined based on the fair value of the common shares on the grant date, adjusted for lack of marketability discount, minority shareholder discount, and other applicable factors that are generally recognized by market participants.

Share Options

The Company grants share options to certain directors, officers, employees and consultants of the Company. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of share options. The fair value of share options granted to employees is recognized as an expense over the vesting period with a corresponding increase in equity. An individual is classified as an employee when the individual is an employee for legal or tax purposes, provides services that could be provided by a direct employee, or has authority and responsibility for planning, directing and controlling the activities of the Company, including non-executive directors. The fair value is measured at grant date and recognized over the period during which the options vest. Forfeitures are accounted for as they occur.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 209-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for the fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has assessed and concluded there is no material impact on the Company’s financial statements.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We continue the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting and disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A.	Risk Factors

In addition to the information contained in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed under “Risk Factors” in the prospectus included in our registration statement dated effective April 19, 2023 and our final long form prospectus filed with Canadian securities administrators dated April 19, 2023, which are available respectively under our profiles at www.sec.gov and www.sedar.com (the “Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date hereof, there have been no material changes in the risk factors discussed in our Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from our Public Offering of Common Shares

On April 24, 2023, the Company issued 2,000,000 Units of the Company at a price of $10.00 per Unit for gross proceeds of $20,000,000 pursuant to the IPO. The Company received net proceeds in an aggregate amount of $19,137,835, which comprised of gross proceeds of $20,000,000, less Underwriters’ fees of $650,000, securities issuance costs of $320,194, offset by non-cash charges in share issuance costs of $108,029. The net proceeds to the Company from the IPO, after deducting listing expenses of $1,541,755, were $17,488,051.

There has been no material change in our planned use of the net proceeds from the IPO as described in our Final Prospectus.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the Mine Safety and Health Administration (the “MSHA”), as well as related assessments and legal actions, and mining-related fatalities. That required information is included in Exhibit 95 filed with this report.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLDMINING INC.

Date: July 13, 2023	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2023	By:	/s/ Tyler Wong
Tyler Wong
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

