Form 10-Q
period 2023-08-31
U.S. GoldMining Inc.
filed 2023-10-10
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41690

U.S. GOLDMINING INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1792147
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1188 West Georgia Street, Suite 1830, Vancouver, BC, Canada	V6E 4A2
(Address of principal executive offices)	(Zip Code)

(604) 388-9788

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,398,709 shares of common stock outstanding as of October 10th, 2023

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. GOLDMINING INC.
(formerly BRI Alaska Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – Expressed in U.S. Dollars)

	Notes	August 31, 2023	November 30, 2022

Current assets
Cash and cash equivalents	3	$13,777,663	$54,508
Restricted cash	3	87,015	-
Other receivables	4	147,331	68,000
Inventories		32,047	-
Prepaid expenses and deferred costs	5	1,538,421	107,111
Total current assets		15,582,477	229,619

Right-of-use assets		165,066	-
Property, plant and equipment	6	936,490	-
Total assets		$16,684,033	$229,619

Current liabilities
Accounts payable		$172,447	$466,127
Accrued liabilities		72,416	26,922
Current portion of lease liabilities	7	23,087	-
Withholdings taxes payable		180,863	116,187
Due to GoldMining	15	-	677,783
Total current liabilities		448,813	1,287,019

Lease liabilities	7	133,900	-
Asset retirement obligations	10	241,482	225,871
Total liabilities		824,195	1,512,890

Stockholders’ equity
Capital stock

Common stock $0.001 par value: 300,000,000 shares authorized as at August 31, 2023 and November 30, 2022; 12,398,709 and 10,135,001 shares issued and outstanding as at August 31, 2023 and November 30, 2022	11	12,399	10,135
Additional paid-in capital		26,590,977	3,827,957
Accumulated deficit		(10,743,538)	(5,121,363)
Total stockholders’ equity (deficit)		15,859,838	(1,283,271)
Total liabilities and stockholders’ equity (deficit)		$16,684,033	$229,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.
(formerly BRI Alaska Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended August 31		Nine Months Ended August 31
	Notes	2023	2022	2023	2022
Operating expenses
Exploration expenses	8	$1,474,372	$96,517	$1,807,651	$170,282
General and administrative expenses	9	1,145,636	381,449	4,060,882	647,169
Accretion and depreciation	10	10,845	4,866	21,136	14,279
Total operating expenses		2,630,853	482,832	5,889,669	831,730
Loss from operations		(2,630,853)	(482,832)	(5,889,669)	(831,730)

Other income (expenses)
Interest income		196,081	-	263,204	-
Foreign exchange gain (loss)		(735)	(1,239)	4,290	(1,215)
Net loss and comprehensive loss		$(2,435,507)	$(484,071)	$(5,622,175)	$(832,945)

Loss per share
Basic and diluted		$(0.20)	$(0.05)	$(0.50)	$(0.09)

Weighted average shares outstanding[1]
Basic and diluted		12,393,220	9,500,001	11,175,342	9,500,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	The shares and associated amounts have been retrospectively restated to reflect a 2.714286-for-1 stock split of each issued and outstanding share of common stock, an increase in its authorized shares of common stock from 10,000,000 to 300,000,000, as well as the increase in par value to $0.001, which occurred in September 2022 (see Note 11).

U.S. GOLDMINING INC.
(formerly BRI Alaska Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended August 31
	2023	2022
Net cash provided by (used in):

Operating activities
Net loss for the period	$(5,622,175)	$(832,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion and depreciation	21,136	14,279
Share-based compensation	347,581	26,611
Non-cash lease expenses	6,165	-
Foreign exchange translation gain	(4,600)	-
Changes in operating assets and liabilities
Inventories	(32,047)	-
Prepaid expenses and deferred costs	(1,467,371)	7,362
Other receivables	(79,331)	-
Accounts payable	(293,679)	18,097
Accrued liabilities	45,494	83,694
Withholdings taxes payable	53,935	-
Net cash used in operating activities	(7,024,892)	(682,902)

Investing activities
Construction of camp structures	(942,015)	-
Net cash used in investing activities	(942,015)	-

Financing activities
Proceeds from initial public offering, net of underwriters’ fees and issuance costs	19,056,223	-
Proceeds from common shares issued for warrant exercise	3,363,203	-
Capital contributions from GoldMining	35,434	41,242
Advance from GoldMining	1,003,142	640,367
Repayment of advance from GoldMining	(1,680,925)	-
Net cash provided by financing activities	21,777,077	681,609

Net change in cash, cash equivalents and restricted cash	13,810,170	(1,293)
Cash, cash equivalents and restricted cash, beginning of period	54,508	5,630
Cash, cash equivalents and restricted cash, end of period	$13,864,678	$4,337

Supplemental disclosure of non-cash investing and financing activities:
Common share issuance costs included in prepaid expenses and deferred costs	$26,416	$-
Allocation of share-based compensation expenses from GoldMining	$49,177	$26,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.
(formerly BRI Alaska Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Share Issuance	Accumulated	Total Stockholders’
	Note	Shares[1]	Amount[1]	Capital	Obligation	Deficit	Equity
Balance at November 30, 2022		10,135,001	$10,135	$3,827,957	$-	$(5,121,363)	$(1,283,271)
Capital contributions from GoldMining	15	-	-	17,844	-	-	17,844
Share-based compensation - allocated from GoldMining	15	-	-	28,366	-	-	28,366
Share-based compensation - performance based restricted shares	11	-	-	1,861	-	-	1,861
Net loss and comprehensive loss		-	-	-	-	(884,914)	(884,914)
Balance at February 28, 2023		10,135,001	$10,135	$3,876,028	$-	$(6,006,277)	$(2,120,114)
Common stock
Issued under initial public offering	11	2,000,000	2,000	18,206,955	-	-	18,208,955
Underwriter fees and issuance costs	11	-	-	(883,311)	-	-	(883,311)
Issued upon exercise of warrants	11	210,513	211	2,736,458	-	-	2,736,669
Warrants
Issued in connection with initial public offering	11	-	-	1,791,045	-	-	1,791,045
Underwriter fees and issuance costs	11	-	-	(86,883)	-	-	(86,883)
Withholding taxes on return of capital		-	-	(10,741)	-	-	(10,741)
Capital contributions from GoldMining	15	-	-	12,716	-	-	12,716
Share-based compensation
Common stock to be issued for consulting services		-	-	-	21,780	-	21,780
Allocated from GoldMining	15	-	-	18,102	-	-	18,102
Amortization of share-based compensation	11	-	-	146,733	-	-	146,733
Net loss and comprehensive loss		-	-	-	-	(2,301,754)	(2,301,754)
Balance at May 31, 2023		12,345,514	$12,346	$25,807,102	$21,780	$(8,308,031)	$17,533,197
Common stock
Issued upon exercise of warrants	11	48,195	48	626,487	-	-	626,535
Capital contributions from GoldMining		-	-	4,874	-	-	4,874
Share-based compensation
Common stock issued for consulting services		5,000	5	65,695	(21,780)	-	43,920
Allocated from GoldMining	15	-	-	2,709	-	-	2,709
Amortization of share-based compensation	11	-	-	84,110	-	-	84,110
Net loss and comprehensive loss		-	-	-	-	(2,435,507)	(2,435,507)
Balance at August 31, 2023		12,398,709	$12,399	$26,590,977	$-	$(10,743,538)	$15,859,838

U.S. GOLDMINING INC.
(formerly BRI Alaska Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-	Share Issuance	Accumulated	Total Stockholders’
	Note	Shares[1]	Amount[1]	In Capital	Obligation	Deficit	Deficit
Balance at November 30, 2021		9,500,001	$9,500	$3,108,874	$-	$(3,382,706)	$(264,332)
Capital contributions from GoldMining	15	-	-	8,643	-	-	8,643
Share-based compensation - allocated from GoldMining	15	-	-	11,185	-	-	11,185
Net loss and comprehensive loss		-	-	-	-	(86,327)	(86,327)
Balance, at February 28, 2022		9,500,001	$9,500	$3,128,702	$-	$(3,469,033)	$(330,831)
Capital contributions from GoldMining	15	-	-	16,059	-	-	16,059
Share-based compensation - allocated from GoldMining	15	-	-	10,643	-	-	10,643
Net loss and comprehensive loss		-	-	-	-	(262,547)	(262,547)
Balance at May 31, 2022		9,500,001	$9,500	$3,155,404	$-	$(3,731,580)	$(566,676)
Capital contributions from GoldMining	15	-	-	16,540	-	-	16,540
Share-based compensation - allocated from GoldMining	15	-	-	4,783	-	-	4,783
Net loss and comprehensive loss		-	-	-	-	(484,071)	(484,071)
Balance at August 31, 2022		9,500,001	$9,500	$3,176,727	$-	$(4,215,651)	$(1,029,424)

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	The shares and associated amounts have been retrospectively restated to reflect a 2.714286-for-1 stock split of each issued and outstanding share of common stock, an increase in its authorized shares of common stock from 10,000,000 to 300,000,000, as well as the increase in par value to $0.001, which occurred in September 2022 (see Note 11).

Note 1: Business

U.S. GoldMining Inc. (formerly BRI Alaska Corp.) (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed our name to “U.S. GoldMining Inc.”.

The Company was a wholly owned subsidiary of BRI Alaska Holdings Inc., a company organized under the laws of British Columbia (“BRI Alaska Holdings”), until September 23, 2022, which was at such time a wholly owned subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On September 23, 2022, BRI Alaska Holdings was dissolved, and the Company became a direct majority owned subsidiary of GoldMining. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common shares and common share purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 common shares and 122,490 common share purchase warrants, representing approximately 79.3% of the outstanding shares of the Company. As of August 31, 2023, GoldMining owned 79.7% of the Company.

The Company is a mineral exploration company with a focus on the exploration and development of a project located in Alaska, USA. Our registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169 and our principal executive office address is 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2 and our head operating office address is 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518.

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

Note 2: Summary of Significant Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended November 30, 2022. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results and cash flows for the periods presented.

The balance sheet as of November 30, 2022 and comparative financial statements for the three and nine months ended August 31, 2022 have been prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the quarters presented. Management believes the assumptions and allocations underlying the comparative financial statements are reasonable and appropriate under the circumstances. These comparative financial statements are not necessarily indicative of the results that would be attained if the Company had operated as a separate legal entity.

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

Management’s Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the quarters presented. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions. Significant estimates made by management include, but are not limited to, asset retirement obligations, share-based compensation and allocation of expenses from GoldMining.

New significant accounting policies

Restricted Cash

Restricted cash includes cash that has been pledged for credit facilities which are not available for immediate disbursement.

Camp Structures

Equipment is stated at cost, less accumulated depreciation. Equipment is recorded at cost and are depreciated using the straight-line method over the estimated useful life. The estimated useful life of Camp Structures is 10 years.

Expenditures incurred to replace a component of an item of equipment that is accounted for separately, including major inspection and overhaul expenditures are capitalized if the recognition criteria are satisfied. All other repair and maintenance costs are recognized in the statements of operations as incurred.

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability. A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the lease. The Company records amortization of operating right-of-use assets and accretion of lease liabilities as a single lease cost on a straight-line basis over the lease term. Lease liabilities are measured at the lease commencement date and calculated as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company uses its incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. Right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The lease term is measured as the noncancelable period in the contract, adjusted for any options to extend or terminate when it is reasonably certain the Company will extend the lease term via such options based on an assessment of economic factors present as of the lease commencement date. The Company elected the practical expedient to not recognize leases with a lease term of twelve months or less. The Company assesses its right-of-use assets for impairment consistent with the assessment performed for long-lived assets used in operations. If an impairment is recognized on operating lease right-of-use assets, the lease liability continues to be recognized using the same effective interest method as before the impairment and the operating lease right-of-use asset is amortized over the remaining term of the lease on a straight-line basis. The Company’s operating leases are presented in the condensed consolidated balance sheet as right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities based on the discounted lease payments to be made within the proceeding twelve months. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Inventories

Inventories include materials and supplies, which are valued at the lower of average cost or net realizable value.

Stock Options

The Company grants stock options to certain directors, officers, employees and consultants of the Company. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock options. The fair value of stock options granted to employees is recognized as an expense over the vesting period with a corresponding increase in equity. An individual is classified as an employee when the individual is an employee for legal or tax purposes, provides services that could be provided by a direct employee, or has authority and responsibility for planning, directing and controlling the activities of the Company, including non-executive directors. The fair value is measured at grant date and recognized over the period during which the options vest. Forfeitures are accounted for as they occur.

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

Note 3: Cash and Cash Equivalents and Restricted Cash

	August 31, 2023	November 30, 2022
Cash and cash equivalents consist of:
Cash at bank	$677,663	$54,508
Term deposits	13,100,000	-
Total	$13,777,663	$54,508

	August 31, 2023	August 31, 2022
Cash and cash equivalents	$13,777,663	$4,337
Restricted cash	87,015	-
Total cash, cash equivalents and restricted cash	$13,864,678	$4,337

Restricted cash of $87,015 (2022: $nil) relates to the term deposits held by the bank as security for the corporate credit card.

Note 4: Other Receivables

Other receivables consist of the following:

	August 31, 2023	November 30, 2022
Federal corporate tax receivable	$22,500	$22,500
State of Alaska corporate tax receivable	45,500	45,500
Interest receivable	75,877	-
Other	3,454	-
Total	$147,331	$68,000

Note 5: Prepaid Expenses and Deferred Costs

Prepaid expenses and deferred costs consist of the following:

	August 31, 2023	November 30, 2022
Advances(1)	$1,069,889	$-
Deferred financing costs(2)	-	94,932
Prepaid corporate development expenses(3)	271,941	-
Prepaid insurance	159,756	7,000
Other prepaid expenses	36,835	5,179
Total	$1,538,421	$107,111

(1)	Advances relate to the cash advanced to Equity Geoscience Ltd., a technical consulting company for the management of an exploration program for the Whistler Project.
(2)	The deferred financing costs relate to the incremental share issue costs associated with the IPO, which were reallocated to share issuance costs upon completion of the IPO.
(3)	Prepaid corporate development costs include $269,274 for fees prepaid to Blender Media Inc., a company controlled by a direct family member of the co-chairman and a director of GoldMining Inc. (Note 15).

Note 6: Property, Plant and Equipment

	August 31, 2023			November 30, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$942,015	$(5,525)	$936,490	$-	$-	$-
	$942,015	$(5,525)	$936,490	$-	$-	$-

During the nine months ended August 31, 2023, the Company incurred $942,015 in costs related to the renovation of existing camp structures and construction of additional facilities for the Whistler Project. In July 2023, the camp structures were available for their intended use. Prior to the current year additions, the existing camp structures were at the end of their useful lives and were fully amortized by the end of fiscal year 2020.

Note 7: Leases

In May 2023, US GoldMining Canada Inc. entered into a sublease agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 5.33 years. As of August 31, 2023, the remaining lease term was 5.25 years and the discount rate was 8%.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2023	$6,240
Fiscal 2024	37,441
Fiscal 2025	37,441
Fiscal 2026	37,441
Fiscal 2027	37,441
Thereafter	34,321
Total lease payments	190,325
Less: imputed interest	(33,338)
Present value of lease liabilities	$156,987

Current portion of lease liabilities	$23,087
Non-current portion of lease liabilities	$133,900

During the three and nine months ended August 31, 2023 and 2022, total lease expenses include the following components:

	Three months ended		Nine months ended
	August 31,		August 31,
	2023	2022	2023	2022
Operating Leases	$6,165	$-	$6,165	$-
Short-term Leases	6,450	-	9,750	-
Total Lease Expenses	$12,615	$-	$15,915	$-

Note 8: Exploration Expenses

Our exploration expenses are solely related to the Whistler Project, which has a carrying value of $nil.

The following table presents costs incurred for exploration activities for the three and nine months ended August 31, 2023 and 2022:

	Three months ended		Nine months ended
	August 31,		August 31,
	2023	2022	2023	2022
Consulting fees	$467,230	$79,236	$740,477	$124,375
Drilling	516,734	-	516,734	-
Transportation and travel	272,288	5,918	279,294	12,107
Land fee, camp maintenance and other exploration expenses	218,120	11,363	271,146	33,800
Total	$1,474,372	$96,517	$1,807,651	$170,282

Note 9: General and Administrative Expenses

The following table presents general and administrative expenses for the three and nine months ended August 31, 2023 and 2022:

	Three months ended		Nine months ended
	August 31,		August 31,
	2023	2022	2023	2022
Office, consulting, investor relations, insurance and travel	$829,183	$7,694	$1,726,697	$20,697
Professional fees	84,297	320,534	1,613,105	505,776
Share-based compensation	130,739	4,783	347,581	26,611
Management fees, salaries and benefits	64,234	40,609	216,679	86,256
Filing, listing, dues and subscriptions	37,183	7,829	156,820	7,829
Total	$1,145,636	$381,449	$4,060,882	$647,169

During the three and nine months ended August 31, 2023 and 2022, management fees, salaries and benefits and share-based compensation include costs allocated from GoldMining (Note 15).

Note 10: Asset Retirement Obligations (“ARO”)

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	August 31, 2023	November 30, 2022
Undiscounted amount of estimated cash flows	$235,000	$235,000
Life expectancy (years)	2	3
Inflation rate	2.00%	2.00%
Discount rate	9.32%	9.32%

The following table summarizes the movements of the Company’s ARO:

	August 31, 2023	November 30, 2022
Balance, beginning of period	$225,871	$206,616
Accretion	15,611	19,255
Balance, end of period	$241,482	$225,871

Note 11: Capital Stock

11.1 Initial Public Offering

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

11.2 Common and Preferred Shares

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

On July 19, 2023, we issued 5,000 shares of common stock to a consultant in consideration for services under a consulting agreement.

As of August 31, 2023, there were 12,398,709 common shares issued and outstanding.

11.3 Restricted Shares

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

During the three and nine months ended August 31, 2023, we recognized share-based compensation expense of $5,224 and $43,590, respectively, related to the Restricted Shares.

11.4 Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the nine months ended August 31, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, November 30, 2022	-	$-
Common share purchase warrants issued at the IPO	2,000,000	13.00
Exercised	(210,513)	13.00
Balance, May 31, 2023	1,789,487	13.00
Exercised	(48,195)	13.00
Balance, August 31, 2023	1,741,292	$13.00

During the nine months ended August 31, 2023, share purchase warrants were exercised for a total of $3,363,204. The number of common share purchase warrants outstanding as at August 31, 2023 was 1,741,292 warrants at an exercise price of $13.00 per share and with a weighted average remaining contractual life of 2.65 years.

11.5 Stock Options

On February 6, 2023, the Company adopted a long term incentive plan (“2023 Incentive Plan”). The purpose of the 2023 Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance awards, restricted stock awards and other cash and equity-based awards. The aggregate number of common shares issuable under the 2023 Incentive Plan in respect of awards shall not exceed 10% of the common shares issued and outstanding.

On May 4, 2023, the Company granted 82,500 stock options at an exercise price of $10.00 per share. The stock options are exercisable for a period of five years from the date of grant and will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are 6, 12 and 18 months thereafter. The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.47%, expected life of 3 years, expected dividend yield of 0%, estimated forfeiture rate of 0% and expected volatility of 61.34%. As there is limited trading history of the Company’s common shares prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options. The grant-date fair value of stock options granted was $4.18 per share.

The following table summarizes the Company’s stock option activity during this period:

	Number of Stock Options	Weighted Average Exercise Price
Balance, November 30, 2022	-	$-
Granted	82,500	10.00
Balance, May 31, 2023 and August 31, 2023	82,500	$10.00

As at August 31, 2023, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $155,763 to be recognized over the next 0.95 years.

During the three and nine months ended August 31, 2023, the Company recognized share-based compensation expenses of $78,886 and $189,114, respectively, for the stock options granted.

11.6 Lock-Up Agreements

In connection with the IPO, GoldMining and each of the Company’s directors and officers have entered into Lock-Up Agreements, pursuant to which GoldMining, the directors and officers of the Company agreed not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any common shares for a period of 180 days after April 19, 2023, subject to certain limited exceptions, without the prior written consent of the Underwriters. As of August 31, 2023, there are 182,100 common shares which are subject to transfer restrictions pursuant to the Lock-Up Agreements.

Note 12: Net Loss Per Share

The following table provides reconciliation between earnings per common share:

	Three Months Ended August 31		Nine Months Ended August 31
	2023	2022	2023	2022
Numerator
Net loss for the period	$(2,435,507)	$(484,071)	$(5,622,175)	$(832,945)

Denominator
Weighted average number of shares, basic and diluted	12,393,220	9,500,001	11,175,342	9,500,001

Net loss per share, basic and diluted	$(0.20)	$(0.05)	$(0.50)	$(0.09)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

Note 13: Financial Instruments

The Company’s financial assets at August 31, 2023 include cash and cash equivalents and restricted cash. The Company’s financial liabilities include accounts payable, accrued liabilities and withholdings taxes payable. The carrying value of the Company’s financial liabilities approximates fair value due to their short term to maturity.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. We had working capital as at August 31, 2023 of $15,133,664. Our accounts payable, accrued liabilities and withholdings taxes payable are expected to be realized or settled within a one-year period.

Currency Risk

We report our financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than our functional currency. Financial instruments that impact our net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $13,400 on net loss for the quarter ended August 31, 2023.

Note 14: Commitments and Contingencies

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

In June 2023, the Company entered into an agreement with Equity Geoscience, Ltd. for the management of an exploration program for the Whistler Project. The agreement includes an approved work order totaling $5,255,500, for the period of June 1, 2023 to February 29, 2024 which may be paused, postponed or terminated by either party with 30 days written notice. As at August 31, 2023, the Company has paid $3,406,170 towards the approved work order.

Note 15: Related Party Transactions

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and nine months ended August 31, 2023, the allocated costs from GoldMining to the Company were $7,583 and $84,611, respectively ($21,323 and $67,853 for the three and nine months ended August 31, 2022, respectively). Out of the allocated costs, $2,709 and $49,177 for the three and nine months ended August 31, 2023, respectively, were noncash share-based compensation costs ($4,783 and $26,611 for the three and nine months ended August 31, 2022, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the three and nine months ended August 31, 2023, the amounts advanced to us and paid on our behalf by GoldMining totaled $nil and $1,003,142, respectively ($349,960 and $640,367 for the three and nine months ended August 31, 2022, respectively). In May 2023, the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and nine months ended August 31, 2023, we incurred $100,800 and $133,287, respectively, and during the three and nine months ended August 31, 2022, $1,052 and $6,899, respectively, in general and administrative costs, paid to Blender Media Inc. (Blender), a company controlled by a direct family member of the co-chairman and a director of GoldMining, for various services, including information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting, provided by Blender to the Company. As at August 31, 2023, prepaid expenses and deferred costs included service fees prepaid to Blender in the amount of $269,274 (November 30, 2022: $Nil) (Note 5).

During the three and nine months ended August 31, 2023, share-based compensation costs included $3,343 and $27,820, respectively (2022, $Nil), in amounts incurred for the co-chairman and a director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 11.3).

GoldMining acquired 122,490 Units in the IPO at a price of $10 per Unit for a total consideration of $1,224,900 (Note 11.1).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended August 31, 2023 and 2022, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

This management’s discussion and analysis of our financial condition and results of operations (the “MD&A”) is intended to assist you in better understanding and evaluating the financial condition and results of operations of the Company. You should read this MD&A in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as our audited consolidated financial statements included in our registration statement on Form S-1 (Registration No. 333-269693) declared effective on April 19, 2023 (“Registration Statement”), copies of which are available at www.sec.gov.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements and forward-looking information within the meaning of Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-Looking statements”. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

●	anticipated tonnages and grades of the mineral resources disclosed for the Whistler Project;
●	our expectations regarding the continuity of mineral deposits;
●	our expectations regarding raising capital and developing the Whistler Project;
●	our planned exploration activities on the Whistler Project;
●	expectations regarding environmental, social or political issues that may affect the exploration or development progress;
●	our estimates regarding future revenue, expenses and needs for additional financing; and
●	our ability to attract and retain qualified employees and key personnel.

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

Forward-looking statements are necessarily based on a number of opinions, estimates and assumptions that we considered appropriate and reasonable as of the date such statements are made, are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, level of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, including but not limited to the risk factors described in greater detail under Item 1A. Risk Factors in our final prospectus for the IPO filed with the U.S. Securities Exchange Commission on April 20, 2023 (the “Final Prospectus”). Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements.

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

We were incorporated on June 30, 2015 in Alaska as “BRI Alaska Corp.” On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”. We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. GoldMining is a public mineral exploration company that was incorporated in 2009 and is focused on the acquisition and development of gold assets in the Americas. Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2 and our head operating offices are located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.us.goldmining.com. Our common shares and common share purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

Initial Public Offering

On April 24, 2023, in connection with the closing of our initial public offering (the “IPO”), the Company issued 2,000,000 Units at a price of $10.00 per Unit for gross proceeds of $20,000,000. In connection with the IPO, the Company incurred securities issuance costs of $970,194, of which $650,000 represented cash fees paid to the Underwriters. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 common shares and 122,490 common share purchase warrants, representing approximately 79.3% of the outstanding shares of the Company. As of August 31, 2023, GoldMining owned 79.7% of the Company.

The Whistler Gold-Copper Project

After completing the IPO, the Company has disclosed that it intends to pursue planned exploration activities including core drilling. Permits have been received to commence these activities, starting with renovation of the Whistler camp in preparation for the summer 2023 exploration season.

The Company’s currently planned exploration program over the 2023 and 2024 field seasons consists of up to 10,000-meters of core drilling, surface exploration which may include soil geochemical sampling and geophysical surveying, processing and interpretation, and collection of mine planning and mineral processing information including metallurgical, geotechnical and hydrogeological data. Environmental baseline data collection, as well as heritage, archaeological and traditional land use studies, are also expected to be initiated in 2023. The Company will also engage in stakeholder consultation with respect to both the present and ongoing exploration activity and the potential future mine development of the Whistler Project.

On August 21, 2023, the Company announced the commencement of the 2023 Phase 1 Drilling Program at its 100% owned Whistler gold-copper project. Phase 1 of the Program, comprises up to an initial 5,000 meters of the budgeted and fully funded 10,000-meter drilling program. The drill core will be logged and sampled at the existing Whistler facility and samples will be sent to the Bureau Veritas North America Ltd. laboratory in Fairbanks, AK, for processing and assaying.

Results of Operations

Until the IPO, we operated as a wholly-owned subsidiary of GoldMining. Accordingly, the financial statements for the comparative three and nine month periods ended August 31, 2022 and our balance sheet data for the year ended November 30, 2022, included in our unaudited financial statements for the three and nine months ended August 31, 2023, were prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the periods presented. Management believes the assumptions and allocations underlying the financial statements are reasonable and appropriate under the circumstances. However, these financial statements are not necessarily indicative of the results that would be attained if our Company had operated as a separate legal entity during the periods presented and are not necessarily indicative of future operating results.

Three months ended August 31, 2023, compared to three months ended August 31, 2022

During the three months ended August 31, 2023, we recorded a net loss of $2,435,507 ($0.20 per share) compared to a net loss of $484,071 ($0.05 per share) for the three months ended August 31, 2022.

During the three months ended August 31, 2023, the Company had exploration expenses of $1,474,372, compared to $96,517 for the three months ended August 31, 2022. Exploration expenses in the three months ended August 31, 2023 included drilling, consulting fees to vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and maintenance costs.

During the three months ended August 31, 2023, drilling expenses were $516,734 compared to $nil for the three months ended August 31, 2022 as a result of the commencement of the Company’s 2023 phase 1 drilling program at its Whistler Project in the current period. During the three months ended August 31, 2023, exploration expenses included consulting fees of $467,230, compared to $79,236 for the three months ended August 31, 2022. The increase was primarily related to consulting fees for the management of the current exploration program at the Whistler Project, overhead costs for work on the renovation of the existing Whistler Project camp, and initiation of regulator, community and other stakeholder engagements. During the three months ended August 31, 2023, transportation and travel expenses were $272,288 compared to $5,918 during the three months ended August 31, 2022, which mainly related to aircraft charter costs to bring crews, equipment and to airfreight supplies in connection with the ongoing exploration program, including mobilization of drilling equipment and major consumables. During the three months ended August 31, 2023, land fee, camp maintenance and other exploration expenses were $218,120 and primarily consisted of camp costs, including equipment maintenance and rental and fuel consumption for the ongoing exploration program, compared to $11,363 for the three months ended August 31, 2022.

General and administrative expenditures were $1,145,636 for the three months ended August 31, 2023, compared to $381,449 for the three months ended August 31, 2022. During the three months ended August 31, 2023, general and administrative expenditures included professional fees of $84,297, compared to $320,534 during the three months ended August 31, 2022. The decrease in such expenses was primarily as a result of decreased legal, audit, accounting and tax services after the Company’s completion of the IPO. General and administrative expenditures also included: (i) share-based compensation expenses of $130,739, which consisted of $5,224 related to the award of restricted shares vested during the period, $78,886 related to the fair value of stock options issued by the Company to management, directors and employees of the Company, $43,920 related to share compensation for consulting services and $2,709 from GoldMining personnel allocated for their time spent on our affairs, compared to $4,783 during the three months ended August 31, 2022; (ii) management fees, salaries and benefits of $64,234, compared to $40,609 during the three months ended August 31, 2022; (iii) consulting, corporate development and investor relations expenses of $685,428, compared to $3,667 during the three months ended August 31, 2022; (iv) filing, listing, dues and subscriptions expenses of $37,183, compared to $7,829 during the three months ended August 31, 2022; (v) office administrative, rental and insurance expenses of $133,052, compared to $2,976 during the three months ended August 31, 2022; and (vi) travel, website design and hosting expenses of $10,703, compared to $1,051 during the three months ended August 31, 2022. The increase in general and administrative costs was primarily the result of a higher level of activity after the Company’s completion of its IPO.

Accretion and depreciation expenses were $10,845 during the three months ended August 31, 2023, compared to $4,866 during the three months ended August 31, 2022.

Our loss from operations was $2,630,853 for the three months ended August 31, 2023, compared to $482,832 for the three months ended August 31, 2022. The increase in operating loss was primarily the result of an increase in general and administrative expenses and exploration expenses.

Nine months ended August 31, 2023, compared to the nine months ended August 31, 2022

During the nine months ended August 31, 2023, we recorded a net loss of $5,622,175 ($0.50 per share) compared to a net loss of $832,945 ($0.09 per share) for the nine months ended August 31, 2022.

During the nine months ended August 31, 2023, the Company had exploration expenses of $1,807,651, compared to $170,282 for the nine months ended August 31, 2022. Exploration expenses in the nine months ended August 31, 2023 primarily consisted of drilling, consulting fees to vendors that provided geological and environmental work, permitting, regulatory and community stakeholder engagements and other technical services, and camp costs, including equipment maintenance and rental and fuel consumption for the ongoing exploration program at the Whistler Project.

During the nine months ended August 31, 2023, exploration expenses included consulting fees of $740,477 compared to $124,375 for the nine months ended August 31, 2022. The increase was primarily related to an increase in consulting fees for the management of the ongoing exploration program, overhead costs for work on the renovation of the existing Whistler Project camp, and commencement of regulator, community and other stakeholder engagements. During the nine months ended August 31, 2023, drilling expenses were $516,734 compared to $nil for the nine months ended August 31, 2022 which related to the commencement of the Company’s 2023 phase 1 drilling program at its Whistler Project. During the nine months ended August 31, 2023, transportation and travel expenses were $279,294 compared to $12,107 during the nine months ended August 31, 2022, which mainly related to the aircraft charters costs to bring crews, equipment and supplies for the ongoing exploration program. During the nine months ended August 31, 2023, land fee, camp maintenance and other exploration expenses were $271,146 and primarily consisted of camp costs, including equipment maintenance and rental and fuel consumption for the ongoing exploration program, as well as work related to a road access study, compared to $33,800 for the nine months ended August 31, 2022.

General and administrative expenditures were $4,060,882 for the nine months ended August 31, 2023, compared to $647,169 for the nine months ended August 31, 2022. During the nine months ended August 31, 2023, general and administrative expenditures primarily consisted of professional fees of $1,613,105, compared to $505,776 during the nine months ended August 31, 2022. The increase in such expenses was primarily as a result of increased legal, audit, accounting and tax services relating to the Company’s preparation and execution of the IPO. General and administrative expenditures also included: (i) share-based compensation expenses of $347,581, which consisted of $43,590 related to the award of restricted shares vested during the period, $189,114 related to the fair value of stock options issued by the Company to management, directors and employees of the Company, $65,700 related to share compensation for consulting services, and $49,177 from GoldMining personnel allocated for their time spent on our affairs, compared to $26,611 during the nine months ended August 31, 2022; (ii) management fees, salaries and benefits of $216,679, compared to $86,256 during the nine months ended August 31, 2022; (iii) consulting, corporate development and investor relations expenses of $1,515,054 compared to $4,717 during the nine months ended August 31, 2022. The increase was mainly for building corporate brand awareness after completion of the IPO; (iv) filing, listing, dues and subscriptions expenses of $156,820, compared to $7,829 during the nine months ended August 31, 2022; (v) office administrative, rental and insurance expenses of $188,620, compared to $9,081 during the nine months ended August 31, 2022; and (vi) travel, website design and hosting expenses of $23,023, compared to $6,899 during the nine months ended August 31, 2022. The increase in general and administrative costs was primarily the result of a higher level of activity leading up to and after the Company’s IPO.

Accretion and depreciation expenses were $21,136 during the nine months ended August 31, 2023, compared to $14,279 during the nine months ended August 31, 2022.

Our loss from operations was $5,889,669 for the nine months ended August 31, 2023, compared to $831,730 for the nine months ended August 31, 2022. The increase in operating loss was primarily the result of an increase in general and administrative expenses and exploration expenses.

Liquidity and Capital Resources

	As at August 31, 2023	As at November 30, 2022
	($)	($)
Cash and cash equivalents	$13,777,663	$54,508
Working capital (deficit)	15,133,664	(1,057,400)
Total assets	16,684,033	229,619
Total current liabilities	448,813	1,287,019
Accounts payable	172,447	466,127
Accrued liabilities	72,416	26,922
Total non-current liabilities	375,382	225,871
Stockholders’ equity (deficit)	15,859,838	(1,283,271)

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

As of August 31, 2023, we had cash and cash equivalents of $13,777,663, compared to $54,508 as of November 30, 2022 and restricted cash of $87,015, compared to $nil as of November 30, 2022. We had other receivables of $147,331 as of August 31, 2023, compared to $68,000 as of November 30, 2022. The increase in other receivables was mainly due to interest receivable on term deposits held by us. We had inventories of $32,047 as of August 31, 2023 compared to $nil as of November 30, 2022, which included fuels held at the Whistler Project camp site. We had prepaid expenses and deferred costs of $1,538,421 as of August 31, 2023, compared to $107,111 as of November 30, 2022. The increase was primarily for $1,069,889 cash advances to a technical consulting company for management of the exploration program for the Whistler Project, $271,941 prepaid corporate development expenses, $159,756 prepaid insurance costs and $36,835 prepaid dues and subscriptions costs for activities after completion of the IPO.

As of August 31, 2023, current liabilities were $448,813, compared to $1,287,019 as of November 30, 2022. Current liabilities as of August 31, 2023 consisted of: accounts payable of $172,447, compared to $466,127 as of November 30, 2022; accrued liabilities of $72,416, compared to $26,922 as of November 30, 2022. The decreases in current liabilities were primarily related to the repayment of advances from GoldMining.

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

As of August 31, 2023 we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended August 31, 2023 was $7,024,892, compared to $682,902 during the nine months ended August 31, 2022. Significant operating expenditures during the nine months ended August 31, 2023 included general and administrative expenses and exploration expenditures. The increase of net cash used in operating activities is primarily the result of increased filing, listing, legal, accounting, and investor relations expenditures for the preparation and execution of the Company’s IPO and costs associated with the Whistler Project exploration program.

Investing Activities

Net cash used in investing activities during the nine months ended August 31, 2023 was $942,015, compared to $nil during the nine months ended August 31, 2022, which related to the renovation of existing camp structures and construction of additional facilities for the Whistler Project.

Financing Activities

During the nine months ended August 31, 2023, net cash provided by financing activities was $21,777,077, which was primarily comprised of the net proceeds of $19,056,223 from the IPO, proceeds received from warrant exercises of $3,363,203, advances from GoldMining of $1,003,142, offset by $1,680,925 for repayment of advances from GoldMining. Net cash provided by financing activities during the nine months ended August 31, 2022 was $681,609, which was primarily from advances from GoldMining of $640,367, and expenses paid for by GoldMining on the Company’s behalf of $41,242.

Commitments Required to Keep Whistler Project in Good Standing

The Company is required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $224,583 in 2023 and $230,605 thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $106,000 for 2023 and $135,200 thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement August be made instead. The Company has excess labor carry forwards of $273,674 expiring in 2026, of which up to $106,000 can be applied each year to the Company’s annual labor requirements. The Company notes that the excess labor expenditures above have been made and the Whistler Project is in good standing.

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

In June 2023, the Company entered into an agreement with Equity Geoscience, Ltd. for the management of an exploration program for the Whistler Project. The agreement includes an approved work order totaling $5,255,500, for the period of June 1, 2023 to February 29, 2024 which may be paused, postponed or terminated by either party with 30 days written notice. As at August 31, 2023, the Company has paid $3,406,170 towards the approved work order.

Transactions with Related Parties

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and nine months ended August 31, 2023, the allocated costs from GoldMining to the Company were $7,583 and $84,611, respectively ($21,323 and $67,853 for the three and nine months ended August 31, 2022, respectively). Out of the allocated costs, $2,709 and $49,177 for the three and nine months ended August 31, 2023, respectively, were noncash share-based compensation costs ($4,783 and $26,611 for the three and nine months ended August 31, 2022, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the three and nine months ended August 31, 2023, the amounts advanced to us and paid on our behalf by GoldMining totaled $nil and $1,003,142, respectively ($349,960 and $640,367 for the three and nine months ended August 31, 2022, respectively). In May 2023, the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and nine months ended August 31, 2023, we incurred $100,800 and $133,287, respectively, and during the three and nine months ended August 31, 2022, $1,052 and $6,899, respectively, in general and administrative costs, paid to Blender Media Inc., a company controlled by a direct family member of the co-chairman and a director of GoldMining, for various services, including information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting, provided by Blender to the Company. As at August 31, 2023, prepaid expenses and deferred costs included service fees prepaid to Blender in the amount of $269,274 (November 30, 2022: $Nil).

During the three and nine months ended August 31, 2023, share-based compensation costs included $3,343 and $27,820, respectively (2022, $Nil), in amounts incurred for the co-chairman and a director of GoldMining for performance based restricted shares granted in September 2022.

GoldMining acquired 122,490 Units in the IPO at a price of $10 per Unit for a total consideration of $1,224,900.

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended August 31, 2023 and 2022, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Outstanding Securities

As of the date hereof, the Company has 12,398,709 common shares outstanding. In addition, we had stock options outstanding representing 82,500 shares at a weighted-average exercise price of $10 per share, and share purchase warrants outstanding representing 1,741,292 shares at a weighted-average exercise price of $13 per share. The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

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

Allocation of expenses from GoldMining.

For the three and nine months ended August 31, 2023, certain general administrative expenses, including employment related expenditures for services and support functions provided by GoldMining, were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us.

Allocation of carve-out expenses from GoldMining.

The balance sheet as of November 30, 2022 and comparative financial statements for the three and nine months ended August 31, 2022 have been prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the quarters presented. These expenses, assets, and liabilities have been allocated to the Company on the basis of direct usage when identifiable, with others allocated based on relevant data criteria as follows:

●	General and administrative expenses- allocated all direct expenses and corporate expenses were allocated based on an estimate of time incurred to reflect the utilization of those services by the Company including:

◌	Office space, equipment and administrative services.
◌	Employment related expenses, including share-based compensation which was calculated using the Black-Scholes model.

●	Accounts payable and accrued expenses, prepaid expenses and deposits, due to GoldMining, allocated all amounts directly related to the Company.

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

Stock Options

The Company grants stock options to certain directors, officers, employees and consultants of the Company. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock options. The fair value of stock options granted to employees is recognized as an expense over the vesting period with a corresponding increase in equity. An individual is classified as an employee when the individual is an employee for legal or tax purposes, provides services that could be provided by a direct employee, or has authority and responsibility for planning, directing and controlling the activities of the Company, including non-executive directors. The fair value is measured at grant date and recognized over the period during which the options vest. Forfeitures are accounted for as they occur.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information contained in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed under “Risk Factors” in our Final Prospectus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date hereof, there have been no material changes in the risk factors discussed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Use of Proceeds from our Public Offering of Common Shares

On April 24, 2023, the Company issued 2,000,000 Units of the Company at a price of $10.00 per Unit for gross proceeds of $20,000,000 pursuant to the IPO. The Units were registered pursuant to the Registration Statement. H.C. Wainwright & Co., LLC and BMO Capital Markets Corp. acted as joint book-running managers, and H.C. Wainwright & Co., LLC acted as the representative of the Underwriters.

As of August 31, 2023, the proceeds from the IPO have been used to fund exploration and development activities and community consultation, repayment of funds advanced by GoldMining and/or its subsidiaries, re-activation of the existing exploration camp at the Whistler Project and for working capital. None of these payments consisted of direct or indirect payments to our officers or directors, to persons owning 10% or more of any class of our equity securities or to any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for services on our board. There has been no material change in our planned use of the net proceeds from the IPO as described in our Final Prospectus.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLDMINING INC.

Date: October 10, 2023	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2023	By:	/s/ Tyler Wong
Tyler Wong
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

