Form 10-K
period 2023-11-30
U.S. GoldMining Inc.
filed 2024-02-21
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 31, 2023, based on a closing price per share of $14.90 was $32,936,644.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,398,709 shares of common stock, par value $0.001 per share, outstanding as of February 21, 2024

BASIS OF PRESENTATION

Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “U.S. GoldMining”, the “Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation.

We express all amounts in this Annual Report in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.

We have made rounding adjustments to some of the figures included in this Annual Report. Accordingly, numerical figures shown as totals in some tables may not be an arithmetic aggregation of the figures that preceded them.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the market in which we operate, including our market position, market opportunity and market size, is based on information from various sources such as industry publications, on assumptions that we have made based on such data and other similar sources and on our knowledge of the markets for our products. These data involve a number of assumptions and limitations. We have not independently verified any third-party information.

In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections entitled “Item 1A. Risk Factors”, “- Cautionary Note Regarding Forward-Looking Statements”, and elsewhere herein. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

GLOSSARY OF ABBREVIATIONS AND TECHNICAL TERMS

In this Annual Report, the following abbreviations are used to express elements:

Abbreviation	Meaning	Abbreviation	Meaning
“Ag”	silver	“Cu”	copper
“Au”	gold

In this Annual Report, the following abbreviations are used to express units of measurement:

Abbreviation	Meaning	Abbreviation	Meaning
“g/t”	grams per metric tonne	“Moz”	million troy ounces
		“Mt”	million metric tonnes
“km”	kilometers	“Mlbs”	million pounds
“m”	meters	“μm”	micrometer
“Ma”	million years	“oz”	troy ounces, with each troy ounce being equal to 31.1034768 grams
“masl”	meters above sea level	“ppb”	parts per billion
“mm”	millimeters	“ppm”	parts per million
“km2”	square kilometers
“wmt”	wet metric tonnes	“NSR”	net smelter return

This Annual Report utilizes the following defined terms:

The term “Indicated Mineral Resource” or “Indicated Resource” means that part of a Mineral Resource for which quantity and quality, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

The term “Induced Polarization” or “IP” refers to a method of ground geophysical surveying employing an electrical current to determine indications of mineralization.

The term “Inferred Mineral Resource” or “Inferred Resource” is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

The term “Measured Mineral Resource” means, under NI 43-101, that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques.

The term “Mineral Reserve” means the economically mineable part of a Measured Mineral Resource or Indicated Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

The term “Mineral Resource” means a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

The term “Preliminary Economic Assessment” or “PEA” means a preliminary economic assessment as defined under S-K 1300 and NI 43-101.

The term “Probable Mineral Reserve” means the economically mineable part of an indicated and, in some cases, a Measured Mineral Resource.

The term “Proven Mineral Reserve” means the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This preliminary feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

The term “QA/QC” means quality assurance/quality control.

NOTICE REGARDING DISCLOSURE OF MINERAL PROPERTIES

The technical report summary for the gold-copper exploration project located in the Yentna Mining District, approximately 170 km northwest of Anchorage, in Alaska (the “Whistler Project”), included herewith, has been prepared in accordance with subpart 1300 of Regulation S-K - Disclosure by Registrants Engaged in Mining Operations, (“S-K 1300”) as issued by the U.S. Securities and Exchange Commission (the “SEC”), under the United States Securities Act of 1933, as amended, (the “Securities Act”), which governs disclosure for mining registrants. Such technical report summary titled “S-K 1300 Technical Report Summary Initial Assessment for the Whistler Project, South Central Alaska” with a date of issue of September 23, 2022, and revised date of issue of December 16, 2022 (the “S-K 1300 Report”), which was prepared by Sue Bird, P. Eng. Of Moose Mountain Technical Services, who is a qualified person under S-K 1300 and is independent of us, is included as Exhibit 96.1 in this Annual Report.

Inferred Mineral Resources are subject to uncertainty as to their existence and as to their economic and legal feasibility. The level of geological uncertainty associated with an Inferred Mineral Resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability.

For the meanings of certain technical terms used herein, see “- Glossary of Abbreviations and Technical Terms”.

Our disclosure regarding our mineral property is prepared in accordance with S-K 1300, and NI 43-101. Both of these reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

In our public filings in the United States and Canada, we report Indicated Resources and Inferred Resources, each as defined in S-K 1300 and NI 43-101. As currently reported, there are no material differences in our disclosed Measured Mineral Resource, Indicated Mineral Resources and Inferred Mineral Resources under each of S-K 1300 and NI 43-101. The estimation of Indicated Mineral Resources involves greater uncertainty as to their existence and economic feasibility than the estimation of Proven and Probable Mineral Reserves, and therefore investors are cautioned not to assume that all or any part of Indicated Mineral Resources will ever be converted into S-K 1300-compliant or NI 43-101-compliant Mineral Reserves. The estimation of Inferred Mineral Resources involves greater uncertainty as to their existence and economic viability than the estimation of other categories of Mineral Resources.

The scientific and technical information concerning the Whistler Project in this Annual Report have been reviewed and approved by Tim Smith, P.Geo, our Chief Executive Officer, a “qualified person” under S-K 1300 and NI 43-101.

Unless otherwise indicated, the scientific and technical information contained in this Annual Report regarding the Whistler Project has been derived from the S-K 1300 Report, which was included as Exhibit 96.1 to our registration statement on Form S-1 filed with the SEC and declared effective on April 19, 2023, and is included as Exhibit 96.1 to this Annual Report. Canadian readers should also refer to our NI 43-101 Technical Report titled “NI 43-101 Mineral Resource Estimate for the Whistler Project” with an effective date of September 22, 2022 (the “NI 43-101 Report”), a copy of which is available under our profile at www.sedarplus.ca.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of special factors potentially affecting forward-looking statements included in this Annual Report.

PART I

Item 1. Business

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 170 km northwest of Anchorage, in Alaska. See “Item 2. Properties” for further information.

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.” and on August 5, 2015, pursuant to an asset purchase agreement dated July 20, 2015, by and among us, GoldMining Inc. (“GoldMining”), Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration, Inc. (“Geoinformatics”), we acquired a 100% interest in the Whistler Project and certain related assets. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”.

Our sole subsidiary is US GoldMining Canada Inc., a company incorporated under the laws of British Columbia, Canada and which is wholly-owned by us.

We are a subsidiary of GoldMining, a Toronto Stock Exchange and NYSE American listed precious metals exploration and development company that was incorporated in 2009 and whose disclosed strategy is to expand its property portfolio through accretive transactions of resource stage gold projects and to advance its properties towards development. As of the date hereof, GoldMining owns 9,878,261 shares of common stock, par value $0.001 per share (the “Common Stock”), representing approximately 79.7% of our outstanding Common Stock, and warrants (the “Warrants”) to purchase 122,490 shares of Common Stock.

Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2 and our head operating offices are located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.us.goldmining.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.

Our shares of Common Stock and warrants to purchase shares of Common Stock are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

General Development of Business

In April 2023, we completed our initial public offering (the “IPO”), pursuant to which we issued 2,000,000 units (the “ Units”) at an initial offering price of $10.00 per Unit for gross proceeds of $20,000,000. Each Unit was comprised of one share of Common Stock and one Warrant, with each Warrant entitling the holder thereof to acquire one share of Common Stock at an exercise price of $13.00. Each Warrant was immediately exercisable for a three-year period after the date of issuance.

Prior to our IPO, we were a wholly-owned subsidiary of GoldMining and acquired the Whistler Project in 2015 from Kiska. Prior to the IPO, we had not completed any material exploration of the Whistler Project. For a description of exploration activities of past operators please see “Item 2. Properties”.

After completion of our IPO, on May 30, 2023, we announced that we had mobilized a field team to execute our initial 2023 confirmatory exploration program at the Whistler Project. On August 21, 2023, we announced commencement of our 2023 Phase 1 Drilling Project at the Whistler Project. The program was designed as part of a multi-phase program with the goal of expanding and increasing confidence in existing deposits and potentially test prospective exploration targets in proximity to areas with known Mineral Resource estimates. Phase I is proposed to include 5,000m of drilling. On January 16, 2024, we announced results from four initial confirmatory drill holes covering 2,234m at the Whistler Project. Drilling was paused thereafter for the winter break. See “Item 2. Properties” for further information.

Our Strategy

Our strategy is to enhance and grow the value of our asset base, with a focus on exploring and advancing the Whistler Project in Alaska. Our longer-term strategy may include seeking out compelling acquisition opportunities that enhance the value of our assets and demonstrate potential for significant growth through exploration and development.

Our management team and board of directors have extensive combined mining sector related experience, including exploration, development, operating and capital markets experience. We intend to capitalize on this significant experience as we seek to advance the Whistler Project and otherwise grow our business, following best practices with a dedication to safety, the environment and sustainable development for local communities.

As part of our strategy, we expect to utilize a cost-efficient business model by operating with an efficient, highly experienced team and calling upon third-party resources to supplement our skill set as opportunities and needs may arise. This strategy should enable us to maintain a high degree of flexibility in our cost structure. We believe it will also help to ensure that our business model is scalable and allows us to seek new growth opportunities in a cost effective and value enhancing manner.

Competition

The mining industry in general is extremely competitive in all of its phases, and we compete with many companies possessing greater financial and technical resources. Competition in the precious metals mining industry is primarily for: mineral rich properties that can be developed and produced economically; technical expertise to find, develop, and operate such properties; labor to operate the properties; and capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but also conduct refining and marketing operations on a global basis. Such factors may result in us being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund our operations and develop mining properties. Existing or future competition in the mining industry could materially adversely affect our Company’s prospects for mineral exploration and success in the future. See “Item 1A. Risk Factors”.

Environmental, Social, and Governance

We are committed to the sustainable development of our projects by embedding environmental, social and governance (“ESG”) criteria in our decision-making framework from the earliest stages of project exploration and development. We are actively building partnerships with stakeholders around the Whistler project, through meeting with business, regulatory and community partners to identify opportunities to generate economic and social benefits. We aim to reduce our environmental impacts and put safety first, as well as employ responsible mineral exploration practices aligned to global best practices. We expect that our Sustainability Committee and board of directors will review and adopt various ESG and safety policies in due course. Key considerations that will influence our decision making include, but are not limited to, using clean and renewable energy in our future mining operations, optimizing and minimizing our water resource utilization, minimizing our environmental footprint, ensuring workforce diversity and hiring from local communities, health, safety and environmental performance as well as cultural heritage and biodiversity protection.

Government Regulation

Our exploration and development activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see also “Item 1A. Risk Factors”.

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the U.S. Environmental Protection Agency (the “EPA”) and the United States Bureau of Land Management (“BLM”) as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

In order to conduct drilling and other exploration activities under the laws of Alaska, we are required to submit an Application for Permit to Mine in Alaska (“APMA”) in Alaska. We submitted an APMA to Alaska’s Department of Natural Resources (“ADNR”) on June 30, 2022, and on September 22, 2022, the ADNR approved Multi-Year 2022-2026 Exploration and Reclamation Permit Number 2778 for Hardrock Exploration – Skwentna River – Yentna Mining District, and in addition also approved Reclamation Plan Approval Number 2778. On July 7, 2023, we received approval for amendments to the APMA which incorporate additional activities.

Federal

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended, which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

Alaska

In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling do not require any permits. The State of Alaska requires an APMA exploration permit for all substantial surface disturbances such as trenching, road building and drilling. These permits are also reviewed by related state and federal agencies that can comment and require specific changes to the proposed work plans to minimize impacts on the environment. The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded. Due to the northern climate, exploration work in some areas of Alaska can be limited by excessive snow cover and cold temperatures. In general, surface sampling work is limited to May through September and surface drilling from March through November, although some locations afford opportunities for year round exploration operations and others, such as wetland areas, may only be explored while frozen in the winter. Mining is conducted in a number of locations in Alaska on a year round basis, both open pit and underground.

Employees

As of November 30, 2023, we had 6 full time employees in Canada. We rely upon and engage consultants on a contract basis to provide services, management and personnel who assist us to carry on our administrative, shareholder communication and project exploration activities in the United States.

We use the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, we utilize the services of independent contractors to perform construction, geological, exploration and drilling operation services and independent third-party engineering firms assist with the design, engineering, and cost optimization of the proposed large-scale complex.

Reports to Security Holders

We are subject to the informational requirements of the Exchange Act. Accordingly, we file annual reports, quarterly reports and proxy statements electronically with the SEC. The SEC maintains an internet site, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of such documents are also available on our website at www.us.goldmining.com.

Item 1A. Risk Factors.

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our shares of Common Stock or other securities. The risks described below are not the only ones facing us. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks and caution that other unknown risks may exist or may arise that may affect our business.

An investment in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of exploration and development of our mineral properties. The following risk factors, as well as risks not currently known to us, could materially adversely affect our future business, operations and financial condition and could cause them to differ materially from the estimates described in the forward-looking statements relating to us.

Risks Relating to our Business and Industry

Our success depends on the exploration development and operation of the Whistler Project, an exploration stage project which is currently our only project.

At present, our only mineral property is the interest that we hold in the Whistler Project, which is in the exploration stage. Unless we acquire or develop additional mineral properties, we will be solely dependent upon this property and our future success will be largely driven by our ability to explore and develop the Whistler Project successfully, including the results of such exploration and development efforts. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further exploration or development of the Whistler Project may have a material adverse effect on our financial condition and results of operations.

Resource exploration and development is a high risk, speculative business.

The Whistler Project is at the exploration stage and is without identified Mineral Reserves. Mineral exploration and mine development are highly speculative in nature, involve many uncertainties and risks and are frequently unsuccessful. Mineral exploration is performed to demonstrate the dimensions, position and mineral characteristics of mineral deposits, estimate Mineral Resources, assess amenability of the deposit to mining and processing scenarios and estimate potential deposit size. Once mineralization is discovered, it may take a number of years from the initial exploration phases before mineral development and production is possible, during which time the potential feasibility of the Whistler Project may change adversely.

While the discovery of an ore body may result in substantial rewards, few mineral properties which are explored are ultimately developed into producing mines. Most exploration projects do not result in the discovery of commercially mineable deposits. Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity or quality to return a profit from production. The marketability of minerals acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection, the combination of which factors may result in our not receiving an adequate return of investment capital.

There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of our operations will in part be directly related to the costs and success of our exploration programs, which may be affected by a number of factors. Substantial expenditures are required to establish reserves through drilling and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis.

Additionally, significant capital investment is required to discover commercial ore and to commercialize production from successful exploration effort and maintain mineral concessions and other rights through payment of applicable taxes, advance royalties and other fees. The commercial viability of a mineral deposit is dependent on a number of factors, including, among others: (i) deposit attributes such as size, grade and proximity to infrastructure; (ii) current and future metal prices; and (iii) governmental regulations, including those relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and necessary supplies and environmental protection. The complete impact of these factors, either alone or in combination, cannot be entirely predicted and their impact may result in our not achieving an adequate return on invested capital.

There is no certainty that the expenditures made by us towards the search for and evaluation of mineral deposits will result in discoveries of commercial quantities of ore.

Mineral Resource estimates are based on interpretation and assumptions and could be inaccurate or yield less mineral production under actual conditions than is currently estimated. Any material changes in these estimates could affect the economic viability of the Whistler Project, our financial condition and ability to be profitable.

The estimates for Mineral Resources contained herein are estimates only and no assurance can be given that the anticipated tonnages and grades will be achieved. There are numerous uncertainties inherent in estimating Mineral Resources, including many factors beyond our control. Such estimation is a subjective process, and the accuracy of any Mineral Resource estimate is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation. In addition, there can be no assurance that gold recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production, if any. If our actual Mineral Resources are less than current estimates or if we fail to develop our Mineral Resource base through the realization of identified mineralized potential, our results of operations or financial condition may be materially and adversely affected. Evaluation of Mineral Resources occurs from time to time and they may change depending on further geological interpretation, drilling results and metal prices. The category of Inferred Mineral Resource is often the least reliable Mineral Resource category and is subject to the most variability. We regularly evaluate our Mineral Resources and consider the merits of increasing the reliability of its overall Mineral Resources.

We have no history of earnings or mineral production, and there are currently no known commercial quantities of Mineral Reserves on the Whistler Project.

We have no history of earnings or mineral production and may never engage in mineral production. There are currently no known commercial quantities of Mineral Reserves on the Whistler Project. Development of the Whistler Project and any other projects we may acquire in the future will only follow upon obtaining satisfactory results of further exploration work and geological and other studies. Exploration and the development of natural resources involve a high degree of risk and few properties which are explored are ultimately developed into producing properties. There is no assurance that our exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of our operations will be in part directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Even if commercial quantities of minerals are discovered, the Whistler Project may not be brought into a state of commercial production. The commercial viability of a mineral deposit once discovered is also dependent on various factors, including particulars of the deposit itself, proximity to infrastructure, metal prices, and availability of power and water to permit development.

Further, we are subject to many risks common to mineral exploration companies, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and the lack of revenues. There is no assurance we will be successful in achieving a return on stockholder’s investment and the likelihood of success must be considered in light of its early-stage operations.

Mining and project development is inherently risky and subject to conditions or events some of which are beyond our control, and which could have a material adverse effect on our business.

Our activities related to the exploration and development of the Whistler Project and any other projects we may acquire in the future are subject to hazards and risks inherent in the mining industry. These risks, include, but are not limited to, rock falls, rock bursts, collapses, seismic activity, flooding, environmental pollution, mechanical equipment failure, facility performance issues, and periodic disruption due to inclement or hazardous weather conditions. Such risks could result in personal injury or fatality, damage to equipment or infrastructure, environmental damage, delays, suspensions or permanent cessation of activities, monetary losses and possible legal liability.

Our current or future mining, processing, development and exploration activities depend on adequate infrastructure. Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage and government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

The development of the Whistler Project or any other projects we may acquire in the future into an operating mine will be subject to all of the risks associated with establishing and operating new mining operations.

If the development of the Whistler Project or any other projects we may acquire in the future is found to be economically feasible and we seek to develop an operating mine, the development of such a mine will require obtaining permits and financing the construction and operation of the mine itself, processing plants and related infrastructure. As a result, we will be subject to certain risks associated with establishing new mining operations, including:

●	uncertainties in timing and costs, which can be highly variable and considerable in amount, of the construction of mining and processing facilities and related infrastructure;

●	we may find that skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants are unavailable or available at costs that are higher than we anticipated;

●	we will need to obtain necessary environmental and other governmental approvals and permits and the receipt of those approvals and permits may be delayed or extended beyond what we anticipated, or that the approvals and permits may contain conditions and terms that materially impact our ability to operate a mine;

●	we may not be able to obtain the financing necessary to finance construction and development activities or such financing may be on terms and conditions costlier than anticipated, which may make mine development activities uneconomic;

●	we may suffer industrial accidents as part of building or operating a mine that may subject us to significant liabilities;

●	we may suffer mine failures, shaft failures or equipment failures which delay, hinder or halt mine development activities or mining operations;

●	our mining projects may suffer from adverse natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;

●	we may discover unusual or unexpected geological and metallurgical conditions that could cause us to have to revise or modify mine plans and operations in a materially adverse manner; and

●	the exploration, development or operation of projects may become subject to opposition from nongovernmental organizations, environmental groups or local groups, which may delay, prevent, hinder or stop development activities or operations.

In addition, we may find that the costs, timing and complexities of developing the Whistler Project or any other future projects to be greater than we anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. Accordingly, our activities may not result in profitable mining operations at our mineral properties.

Our growth strategy and future exploration and development efforts may be unsuccessful.

In order to grow our business and pursue our long-term growth strategy, we may seek to acquire additional mineral interests or merge with or invest in new companies or opportunities. A failure to make acquisitions or investments may limit our growth. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth and investment strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses, services or products available for acquisition or investment. Additionally, if we lose or abandon our interest in any of our mineral projects, there is no assurance that we will be able to acquire another mineral property of merit or that such an acquisition would be approved by applicable regulators.

We face various risks related to health epidemics, pandemics or other health crises, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Health epidemics or pandemics could adversely affect our ability to conduct planned exploration and development and otherwise adversely affect our financial position and results from operations. Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, supply chains and other global economic activities. Governmental responses thereto, including operational restrictions adversely affect our business, operations and financial results. The duration and scope of a health epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. Additionally, health epidemics, pandemics or other health crises may adversely impact or delay our ability to complete proposed work programs at the Whistler Project. The extent that an epidemic or pandemic may impact our business, operations, work programs or financial results will depend on numerous factors, which may be evolving and not subject to accurate prediction. Additionally, a health epidemic or pandemic may also heighten other risks disclosed in these risk factors, including, but not limited to, those related to the availability and costs of labor, raw materials and supply chain interruptions.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts and investor and societal expectations regarding voluntary ESG disclosures may result in increased costs and reduced access to capital. While we may announce various voluntary ESG targets in the future, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and could impact our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely impact our business. Increased focus by stakeholders, regulators and others on ESG related matters may result in increased permitting requirements and delays in the future. Additionally, we may become subject to misinformation campaigns related to ESG and other matters which may require substantial management time and expense to address and could negatively impact community sentiment regarding the applicable project or delay expected development timelines.

We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our reputation and ability to effectively operate our business.

Our operations depend on information technology (“IT”) systems. These IT systems could be subject to network disruptions caused by a variety of sources, including computer viruses, security breaches and cyber-attacks, as well as disruptions resulting from incidents such as cable cuts, damage to physical plants, natural disasters, terrorism, fire, power loss, vandalism and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in IT system failures, delays and/or increase in capital expenses. The failure of IT systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

The mining industry is intensely competitive in all of its phases, and we compete with many companies possessing greater financial and technical resources.

The mining industry is intensely competitive in all of its phases, and we compete with many companies possessing greater financial and technical resources. Competition in the precious metals mining industry is primarily for: (i) mineral rich properties that can be developed and produced economically; (ii) technical expertise to find, develop, and operate such properties; (iii) labor to operate the properties; and capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals but conduct refining and marketing operations on a global basis. Such competition may result in being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund its operations and develop mining properties. Existing or future competition in the mining industry could materially adversely affect our prospects for mineral exploration and success in the future.

Risks Related to Economic and Market Conditions

Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular.

Many industries, including the precious metals mining industry, are impacted by volatile market conditions. Global financial conditions remain subject to sudden and rapid destabilization in response to economic shocks. A slowdown in the financial markets or other economic conditions, including but not limited to consumer spending, employment rates, business conditions, inflation, fluctuations in fuel and energy costs, consumer debt levels, lack of available credit, the state of financial markets, interest rates and tax rates may adversely affect our growth and financial condition. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on favorable terms or at all. In such an event, our operations and financial condition could be adversely affected.

The volatility in gold and other commodity prices may adversely affect any future operations and, if warranted, our ability to develop our properties.

We are exposed to commodity price risk. The price of gold or other commodities fluctuates widely and may be affected by numerous factors beyond our control, including, but not limited to, the sale or purchase of commodities by various central banks and financial institutions, interest rates, exchange rates, inflation or deflation, global and regional supply and demand, and political and economic climates and conditions of major mineral-producing countries around the world.

Declines in the market price of gold, base metals and other minerals may adversely affect our ability to raise capital or attract joint venture partners in order to fund our ongoing operations and meet obligations under option and other agreements underlying our mineral interests. Commodity price declines could also reduce the amount we would receive on the disposition of the Whistler Project to a third party. In addition, the decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold may prevent a property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.

We may be adversely affected by the effects of inflation.

Increased inflation has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. Our ability to conduct exploration of the Whistler Project is dependent on the acquisition of goods and services at a reasonable cost, such as drilling equipment and skilled labor, assay laboratory testing in a timeframe that allows us to execute on follow-up exploration phases expeditiously, and aircraft (fixed wing and helicopter) charter service availability to mobilize labor, position equipment and supply exploration campaigns. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation, the scope of our exploration of the Whistler Project may decrease and our business, financial condition, and results of operations could be adversely affected.

Our results of operations could be affected by currency fluctuations.

We maintain accounts in currencies including the United States dollars and Canadian dollars. We conduct our business using both the aforementioned currencies depending on the location of the operations in question and the payment obligations involved. Accordingly, the results of our operations are subject to currency exchange risks. To date, we have not engaged in any formal hedging program to mitigate these risks. The fluctuations in currency exchange rates may significantly impact our financial position and results of operations in the future.

Risks Relating to Financial Matters

We have negative cash flows from operating activities.

We had negative cash flow from operating activities in the period from our incorporation until the date of this Annual Report. Given that we have no operating revenues, and do not anticipate generating operating revenues for the foreseeable future, we expect that expenditures to fund operating activities will be provided by financings. There is no assurance that future financings can be completed on acceptable terms or at all, and our failure to raise capital when needed could limit our ability to continue our operations in the future.

We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue our operations in the future.

Even if the results of exploration are encouraging, we may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially minable deposit exists on any portion of the Whistler Project. While we may generate additional working capital through further equity offerings, there is no assurance that any such funds will be available on acceptable terms, or at all. If available, future equity financing may result in substantial dilution to stockholders. At present it is impossible to determine what amounts of additional funds, if any, may be required.

There will be significant hazards associated with our activities, some of which may not be fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

In the course of exploration, development and production of mineral properties, certain risks, and in particular, unexpected or unusual geological operating conditions including rock bursts, cave-ins, fires, flooding and earthquakes may occur. Such occurrences could result in damage to mineral properties or facilities thereon, personal injury or death, environmental damage to our properties or the properties of others, delays in mining, monetary losses and possible legal liability.

Although we maintain insurance to protect against certain risks in such amounts as we consider being reasonable, our insurance will not cover all of the potential risks associated with our operations. We may also be unable to maintain insurance to cover certain risks at economically feasible premiums. In addition, insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of our securities.

Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. As a result, we may become subject to liability for pollution or other hazards that may not be insured against. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Capital and operating cost estimates made in respect of our current and future development projects and mines may not prove to be accurate.

Capital and operating cost estimates made in respect of our current and future development projects and mines may not prove to be accurate. Capital and operating costs are estimated based on the interpretation of geological data, feasibility studies, anticipated climatic conditions and other factors. Any of the following events, among the other events and uncertainties described herein, could affect the ultimate accuracy of such estimates: (i) unanticipated changes in grade and tonnage of ore to be mined and processed; (ii) incorrect data on which engineering assumptions are made; (iii) delay in construction schedules and unanticipated transportation costs; (iv) the accuracy of major equipment and construction cost estimates; (v) labor negotiations; (vi) changes in government regulation (including regulations regarding prices, cost of consumables, royalties, duties, taxes, permitting and restrictions on production quotas on exportation of minerals); and (vii) title claims.

Risks Relating to Permitting, Regulatory and other Legal Matters

We may be unsuccessful in obtaining necessary permits to explore, develop or mine the Whistler Project in a timely manner or at all.

Exploration, development and mining activities will require certain permits and other governmental approvals. We may be unsuccessful in obtaining such permits and approvals on a timely basis, or on favorable terms or at all.

The State of Alaska requires that an APMA be submitted to obtain permits for all exploration, mining, or transportation of equipment and maintaining a camp. These permits are reviewed by related state and federal agencies that can comment on and require specific changes to proposed work plans to minimize impacts on the environment. We have submitted an APMA to the ADNR for the issuance of permits that will allow for future exploration work on the property in connection with the Whistler Project and on September 22, 2022, the ADNR approved Multi-Year 2022-2026 Exploration and Reclamation Permit Number 2778 for Hardrock Exploration – Skwentna River – Yentna Mining District, and in addition also approved Reclamation Plan Approval Number 2778. On July 7, 2023, we received approval for amendments to the APMA which incorporate additional activities.

Any failure to obtain permits and other governmental approvals could delay or prevent us from completing contemplated activities as planned which could negatively impact our financial condition and results of operations.

Additionally, any failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, the installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of mining activities and may be subject to civil or criminal fines or penalties for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or a more stringent implementation thereof, could have a material adverse impact on us and cause increases in exploration expenses, capital expenditures or other costs, or abandonment or delays in the exploration and development of new mining properties.

We may not be able to obtain all required permits and licenses to place any of our properties into future production.

We may not be able to obtain all required permits and licenses to place any of our properties into production. Our future operations may require permits from various governmental authorities and will be governed by laws and regulations governing prospecting, development, mining, production, export, taxes, labor standards, occupational health, waste disposal, land use, environmental protections, mine safety and other matters. There can be no guarantee that we will be able to obtain all necessary licenses, permits and approvals that may be required to undertake exploration activity or commence construction or operation of mine facilities at the Whistler Project. Additionally, there can be no assurance that all permits and licenses we may require for future exploration or possible future development will be obtainable at all or on reasonable terms or that there will be no change in regulatory requirements.

The validity of our title to the Whistler Project and future mineral properties may be disputed by others claiming title to all or part of such properties.

The acquisition of title to mineral properties is a very detailed and time-consuming process. Title to, and the area of, mineral concessions may be disputed. Although we believe we have taken reasonable measures to ensure proper title to our interests in our properties, there is no guarantee that title to any such properties will not be challenged or impaired. Third parties may have valid claims underlying portions of our interests, including prior unregistered liens, agreements, transfers or claims and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate on such properties as permitted or to enforce its rights with respect to such properties.

We are subject to various laws and regulations, and the costs associated with compliance with such laws and regulations may cause substantial delays and require significant cash and financial expenditure, which may have a material adverse effect on our business.

We are subject to various laws and regulations. The costs associated with compliance with such laws and regulations may cause substantial delays and require significant cash and financial expenditure, which may have a material adverse effect on us or the development of the Whistler Project and any other projects we may acquire in the future.

We rely on various counsel, consultants and advisors in respect of legal, environmental compliance, banking, financing and tax matters in order to ensure compliance with material legal, regulatory and governmental developments as they pertain to and affect our operations. Nevertheless, we may fail to comply with a legal or regulatory requirement, which may lead to the revocation of certain rights or to penalties or fees and in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws. Any of the foregoing may have a material adverse effect on us or the development of the Whistler Project and any other projects we may acquire in the future.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

Our activities are subject to environmental regulations in the jurisdiction in which we operate. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner involving stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could have a significant adverse impact on the Whistler Project or some portion of our business, causing us to re-evaluate those activities at that time.

Examples of current U.S. federal laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act (“CAA”) restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the regulations.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Whistler Project permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Whistler Project or other properties and may make them entirely uneconomic.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Legislation has been proposed that would significantly affect the mining industry and our business.

In recent years, members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the U.S. General Mining Law. If adopted, such legislation, among other things, could eliminate or greatly limit the right to a mineral patent, impose federal royalties on mineral production from unpatented mining claims located on U.S. federal lands, result in the denial of permits to mine after the expenditure of significant funds for exploration and development, reduce estimates of Mineral Reserves and reduce the amount of future exploration and development activity on U.S. federal lands, all of which could have a material and adverse effect on our ability to operate and its cash flow, results of operations and financial condition.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings. All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding to which we may become subject could have a material effect on our financial position, results of operations or our mining, project development operations and may divert our management’s attention.

Human Resources and Related Risks

We rely on third-party contractors.

As we continue with the exploration and advancement of the Whistler Project and any other projects we may acquire in the future, timely and cost-effective completion of work will depend largely on the performance of our contractors. If any of these contractors or consultants do not perform to accepted or expected standards, we may be required to hire different contractors to complete tasks, which may impact schedules and add costs to the Whistler Project and any other projects we may acquire in the future, and in some cases, lead to significant risks and losses. A major contractor default or the failure to properly manage contractor performance could have an adverse effect on our results.

We are dependent on key personnel and the absence of any of these individuals could adversely affect our business. We may experience difficulty attracting and retaining qualified personnel.

Our success is or will be dependent on a relatively small number of key management personnel, employees and consultants. Such skills and knowledge include the areas of permitting, geology, drilling, metallurgy, logistical planning, engineering and implementation of exploration programs, as well as finance and accounting. The loss of the services of one or more of such key management personnel could have a material adverse effect on our business. Our ability to manage our exploration and future development activities, and hence our success, will depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and there can be no assurance that we will be able to attract and retain such personnel.

Certain of our directors and officers also serve as directors and officers of other companies involved in natural resource exploration and development, which may cause them to have conflicts of interest.

Certain of our directors and officers also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict. In addition, Alastair Still, the Chief Executive Officer of GoldMining and Garnet Dawson, a director of GoldMining, are also directors of the Company. Tim Smith, our Chief Executive Officer, is also Vice President, Exploration for GoldMining. As a result of their positions with GoldMining, they may have a potential conflict of interest with respect to ongoing matters relating to the Whistler Project. Additionally, the time and attention our directors and officers serving as directors and/or officers of other companies are required to dedicate to such positions could limit their ability to focus on our business and impact our business.

We expect that any decision made by any of such directors and officers involving our business will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to our best interests and our stockholders’ best interests, but there can be no assurance in this regard.

Risks Relating to Our Securities and Corporate Structure

We may issue additional shares of our Common Stock from time to time for various reasons, resulting in the potential for significant dilution to existing stockholders.

We are authorized to issue up to 300,000,000 shares of our Common Stock, and as such, we may issue additional shares of our Common Stock from time to time for various reasons, including, but not limited to, for the purposes of raising capital (including to fund exploration and development work) or acquiring additional interests. We may also issue additional shares of our Common Stock pursuant to equity incentive plans from time to time. These further issuances of our shares of Common Stock may have a depressive effect on the price of our shares of Common Stock and will dilute the voting power of our existing stockholders and the potential value thereof.

We may in the future enter into transactions with related parties and such transactions present possible conflicts of interest.

We may in the future enter into transactions with related parties and such transactions present possible conflicts of interest. GoldMining, or other related parties may have interests in such transactions that do not align with the interests of our security holders. There can be no assurance that we may have been able to achieve more favorable terms, including as to value and other key terms, if such transaction had not been with a related party.

We may in the future enter into transactions with entities in which our board of directors and other related parties hold ownership interests. Material transactions with related parties, if any, will be reviewed and approved by our Audit Committee, which is comprised solely of independent directors. Nevertheless, there can be no assurance that any such transactions will result in terms that are more favorable to us than if such transactions are not entered into with related parties. Furthermore, we may achieve more favorable terms if such transactions had not been entered into with related parties and, in such case, these transactions, individually or in the aggregate, may have an adverse effect on our business, financial position and results of operations.

If we fail to maintain effective internal controls over financial reporting, the price of our securities may be adversely affected.

We may fail to maintain the adequacy of our internal controls over financial reporting as such standards are modified, supplemented or amended from time to time, and we cannot ensure that we will conclude on an ongoing basis that it has effective internal controls over financial reporting. Our failure to satisfy the requirements of applicable legislation on an ongoing, timely basis could result in the loss of investor confidence in the reliability of its financial statements, which in turn could harm our business and negatively impact the trading price and market value of its shares or other securities. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause it to fail to meet its reporting obligations.

We may fail to maintain the adequacy of its disclosure controls. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

No evaluation can provide complete assurance that our financial and disclosure controls will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be reported. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of financial reporting and financial statement preparation. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgements. No material weaknesses have been identified for the year-ended November 30, 2023. We have identified material weaknesses in the past which were remediated and if we identify any future material weakness and are unable to successfully remediate any future material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

We are an “emerging growth company”, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our securities less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act. For as long as we continue to be an “emerging growth company”, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies”, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of the IPO. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceeds $1.235 billion, or the market value of our Common Stock that is held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company”, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors could find our securities less attractive if we choose to rely on these exemptions. If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and our share price may be more volatile.

A small number of our stockholders could significantly influence our business.

As of the date of this Annual Report, GoldMining owns approximately 79.7% of our outstanding Common Stock. As such, GoldMining is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes, may have the effect of delaying, preventing or expediting, as the case may be, a change in control and may adversely affect the market price of our securities. Further, the possibility that GoldMining or any other significant stockholders may sell all or a large portion of their securities in a short period of time could adversely affect the trading price of our shares of Common Stock. Also, the interests of such stockholder may not be in the best interests of all stockholders.

We are a “controlled company” within the meaning of the Nasdaq Capital Market corporate governance requirements. As a result, we qualify for exemptions from certain U.S. corporate governance requirements and such exemptions could have an adverse effect on our public stockholders.

GoldMining controls a majority of the shares of our Common Stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Capital Market corporate governance requirements. The Nasdaq Capital Market corporate governance requirements provides that a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company, is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

●	that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	that our Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the board of director’s independent directors in a vote in which only independent directors participate; and

●	for an annual performance evaluation of the Nominating and Corporate Governance and Compensation Committees.

We have elected to rely on the “controlled company” exemption provided in the Nasdaq Capital Market corporate governance requirements to permit our Compensation Committee to include a non-independent director, and we could elect to rely on other exemptions in the future. Our status as a controlled company could cause our securities to look less attractive to certain investors or otherwise harm the trading price of our shares of Common Stock.

The market price of our securities may be volatile, which could result in substantial losses for investors purchasing our securities.

The market price of our securities could be subject to significant fluctuations. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our securities to wide price fluctuations regardless of our operating performance. Some of the factors that may cause the market price of our securities to fluctuate include:

●	price and volume fluctuations in the global stock markets from time to time;

●	changes in operating performance and stock market valuations of other companies in our industry;

●	sales of our securities by us or GoldMining;

●	failure of securities analysts and credit rating agencies to maintain coverage of us, changes in financial estimates by securities analysts and credit rating agencies who follow us, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public (in the event we decide to provide any such projections), any changes in those projections or our failure to meet those projections;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in tax laws and regulations as well as accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management team;

●	general economic conditions and slow or negative growth of our markets; and

●	other risk factors described in this section of the prospectus.

In addition, stock markets have historically experienced substantial price and volume fluctuations. Broad market and industry factors may harm the market price of our securities. Hence, the market price of our securities could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the market price of our securities regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs, our management’s attention and resources could be diverted and it could harm our business, operating results and financial condition.

Certain recent initial public offerings of companies with relatively small public floats comparable to our public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company, and our securities may potentially experience rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our securities.

Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. As a relatively small-capitalization company with a relatively small public float, we may experience greater volatility in our securities, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In particular, our securities may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices. Such volatility, including any run-up in the price of our securities, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our securities.

In addition, if the trading volumes of our securities are low, persons buying or selling in relatively small quantities may easily influence prices of our securities. This low volume of trades could also cause the price of our securities to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our securities may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our securities. As a result of this volatility, investors may experience losses on their investment in our securities. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our securities will develop or be sustained. If an active market does not develop, holders of our securities may be unable to readily sell the securities they hold or may not be able to sell their securities at all.

Our shares of Common Stock and Warrants are equity interests and would be subordinate to future issuances by us of either indebtedness or shares of preferred stock.

Our shares of Common Stock and Warrants are equity interests and do not constitute indebtedness. As such, they will rank junior to any indebtedness we may incur and to other non-equity claims against us and our assets available to satisfy claims against us, including in a liquidation. Additionally, holders of our shares of Common Stock are subject to the prior dividend and liquidation rights of holders of our shares of preferred stock, to the extent we issue shares of preferred stock in the future and the shares of preferred stock remain outstanding at that time. Our board of directors is authorized to issue classes or series of shares of preferred stock without any action on the part of the holders of our shares of Common Stock and we are permitted to incur debt. Upon liquidation, lenders and holders of any outstanding debt securities and shares of preferred stock would receive distributions of our available assets prior to holders of our shares of Common Stock.

Additionally, any potential issuance of shares of preferred stock in the future may delay or prevent a change in control of us, discourage bids for our shares of Common Stock at a premium over the market price and adversely affect the market price and other rights of the holders of our shares of Common Stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on share appreciation for any return on their investment.

We have never paid any dividends on our shares of Common Stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our businesses and do not anticipate that we will declare or pay any cash dividends on our shares of Common Stock in the foreseeable future.

U.S. civil liabilities may not be enforceable against our directors, our officers or certain experts named in this prospectus. Similarly, it may be difficult for investors to enforce civil liabilities against us, our directors and officers residing outside of the United States.

We are incorporated under the laws of Nevada and have an office in Canada. Many of our directors and officers, as well as certain experts named herein, reside outside of the United States, and a portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon such directors, officers or experts or to enforce judgments obtained against such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

Our sole exploration and development property is the Whistler Project, located in the Yentna Mining District of Alaska, approximately 170 km northwest of Anchorage.

We also lease and maintain an office at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. We also maintain office space at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 4A2. We do not currently own any real estate. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

The Whistler Project

Other than under “2023 Exploration and Drilling Update” herein, the following information is condensed and extracted from the S-K 1300 Report. Readers should refer to the full text of the S-K 1300 Report, attached hereto as Exhibit 96.1, for further information regarding the Whistler Project.

Project Description, Location and Access

The Whistler Project is a gold-copper exploration project located in the Yentna Mining District of Alaska, approximately 170 km northwest of Anchorage.

As of the date hereof, the Whistler Project comprises 377 State of Alaska mining claims covering an aggregate area of approximately 217.5 km2. The center of the property is located at 152.566° longitude west and 61.983° latitude north. The Whistler Project is located in the drainage of the Skwentna River. Elevation varies from about 400m above sea level in the valley floors to over 5,000m in the highest peaks.

A base camp and gravel airstrip for wheel-based aircraft is established adjacent to the Skwentna River. The camp is equipped with diesel generators, a satellite communication link, tent structures on wooden floors and several wood-frame buildings. Although chiefly used for summer field programs, the camp is winterized. The camp has been maintained in good condition, and tent-based structures damaged by heavy snow loads prior to 2023 were subsequently repaired or replaced during the 2023 summer field season.

Additionally, the Alaska State Government in 2021 invested US$8.5M in a Roads to Resources initiative which is being managed by the Alaska Industrial Development and Export Authority (“AIDEA”). AIDEA has published several studies since 2014 to assess route alternatives, impacts and benefits of constructing a public access road from Palmer/Wasilla to the ‘Susitna Mining District’ in the Alaska Range. In October 2021 AIDEA received US$8.5M to advance pre-development work on the West Susitna Access Road (“WSAR”). In 2022 AIDEA applied for a CWA 404 permit application to the US Army Corp of Engineers for the West Susitna Access project, initiating the environmental review process through compliance with the National Environmental Policy Act. Field studies proceeded in 2022 and 2023 with further evaluation of cultural and historical sites, fish and wildlife habitat, engineering refinement and alternative route analysis. On July 27, 2023, the Alaska Department of Transportation and Public Facilities (“DOT&PF”) announced plans to include the first 15 miles of the WSAR, including a bridge over the Susitna River, within the draft ‘2024-2027 Statewide Transportation Improvement Program’, with funding set aside for construction to begin in 2025, pending permitting. Subsequent to the DOT&PF announcement, on July 28, 2023, AIDEA announced that it will continue working on a separate and additional portion of the WSAR, extending beyond the proposed DOT&PF road build to establish an industrial access corridor to several exploration and development projects in the West Susitna Mining District, including the Whistler Project. The development of this additional infrastructure may have a positive impact on reducing the future capital requirements and operating cost profile for the Whistler Project.

The following map sets forth the location of the Whistler Project and shows the proposed alignment of the West Susitna Access Road.

We acquired rights to the Whistler Project and associated equipment in August 2015 for a total cost of approximately $1.32 million pursuant to an asset purchase agreement by and among us, GoldMining, Kiska and Geoinformatics. Pursuant to such agreement, we acquired rights and assumed obligations under several related underlying agreements. The related underlying agreements on the Whistler Project are listed below:

1.	The first underlying agreement is a royalty purchase agreement between Kiska, Geoinformatics, and MF2, LLC, (“MF2”) dated December 16, 2014. This agreement granted MF2 a 2.75% NSR royalty over the Whistler Project area, and, extending outside the current claims, over an area of interest defined by certain maximum historical extent of claims held on the Whistler Project.

2.	The second underlying agreement is an earlier agreement between Cominco American Incorporated (“Cominco”) and Kent Turner dated October 1, 1999. This agreement concerns a 2.0% net profit interest to Teck Resources Limited (“Teck Resources”), which net profit interest was purchased by Sandstorm Gold Ltd. in connection with an area of interest specified by standard township sub-division.

3.	The third underlying agreement is a purchase and sale agreement among Kent Turner, Kiska and Geoinformatics, dated December 16, 2014, that terminated the “Turner Agreement” (which granted Kennecott Exploration Company (“Kennecott”) and its successors a 30-year lease on 25 unpatented State of Alaska Claims), and transferred to Kiska and Geoinformatics, and their successors, an undivided 100% of the legal and beneficial interest in, under, to, and respecting the Turner property free and clear of all encumbrances arising by, through or under Turner other than the Cominco American Incorporated net profit interest.

In January 2023, we were granted 73 new claims, acquired by staking, in Alaska by the Division of Mining, Land and Water, ADNR. These additional claims are ancillary to the core project area which contains the Whistler, Raintree and Island Mountain Mineral Resources. These new claims provide flexibility for possible future exploration or operational needs. There is no known extension of Mineral Resources or unclassified mineralization or interpreted geological prospectivity underlying the new claims. Currently, we have no immediate plans for exploration on these claims, however they will be assessed in the future for possible work programs. We may also in the future evaluate and acquire additional interests in gold and gold-copper projects in the Americas.

We are also party to a royalty agreement with Gold Royalty Corp. dated January 11, 2021. This agreement granted to Gold Royalty Corp. a 1.0% NSR royalty on each of the Whistler, Raintree West and Island Mountain deposits/properties comprising the Whistler Project.

History

Mineral exploration in the Whistler area was initiated by Cominco in 1986 and continued through 1989. During this period, the Whistler and the Island Mountain gold-copper porphyry occurrences were discovered and partially tested by drilling. In 1990, Cominco ceased exploration and all cores from the Whistler region were donated to the State of Alaska and the property was allowed to lapse.

In 1999, Kent Turner staked 25 State of Alaska mining claims at Whistler and leased the property to Kennecott. From 2004 through 2006, Kennecott conducted extensive exploration of the Whistler region, including geological mapping, soil, rock and stream sediments sampling, ground Induced Polarization survey, and the evaluation of the Whistler gold-copper occurrence with fifteen core boreholes (7,948m) and reconnaissance core drilling at other targets in the Whistler region (4,184m). Over that period Kennecott invested over $6.3 million in exploration.

In June 2007, Geoinformatics announced the conditional acquisition of the Whistler Project as part of a strategic alliance with Kennecott.

From 2007 through 2008, Geoinformatics drilled twelve holes totaling 5,784m on the Whistler Deposit and six holes totaling 1,841m on other exploration targets in the Whistler area. Drilling by Geoinformatics on the Whistler Deposit was done to infill the deposit to sections spaced at 75m and to test for the north and south extensions of the deposit. Exploration drilling by Geoinformatics in the Whistler area targeted geophysical anomalies in the Raintree and Rainmaker areas, using the same basic porphyry exploration model as Kennecott.

In 2009, Kiska was formed by the merger of Geoinformatics and Rimfire Minerals Corporation. In total, Kiska completed 224 line-km of 3D Induced Polarization geophysics, 40 line-km of 2D IP geophysics, 327 line-km of cut-line, geological mapping on the 3D IP grid, detailed mapping of significant Au-Cu prospects, collection of 109 rock samples and 61 soil samples, 8,660m of diamond drilling from 23 drillholes (all greater than 200m in total length), petrographic analysis of mineralization at Island Mountain, a preliminary review of metallurgy at the Whistler Resource, and metallurgical testing of mineralization from the Discovery Breccia at Island Mountain. In August of 2010, Kiska delivered a report to Kennecott summarizing the results of the completed Trigger Program. In September of 2010, Kennecott informed Kiska that it would not exercise its back-in right on the Whistler Project and hence retained a 2% NSR on the property.

From this point forward, Kiska continued to drill and explore the Whistler Project for the duration of the 2010 and 2011 field seasons. The majority of this work included shallow grid drilling (25m to 50m top of bedrock drilling) in the Whistler area (also referred to as the Whistler Corridor), conventional step-out drilling from prospects in the Whistler area, step-out drilling at the Island Mountain Deposit, an airborne EM survey of the Island Mountain area, reconnaissance drilling at Muddy Creek, and minor infill drilling at the Whistler Deposit, followed by the publication of an updated resource estimate.

Geological Setting, Mineralization and Deposit Types

Geological Setting

The Whistler Project is located in the Alaska Range. The Alaska Range is a continuation of the Pacific Coastal Mountains extending in an arc across the northern Pacific, and represents a long-lived continental arc characterized by multiple magmatic events ranging in age from about 76 Ma to 30 Ma and associated with a wide range of base and precious metals hydrothermal sulphide mineralization. The geology of the Whistler Project is characterized by a thick succession of Cretaceous to early Tertiary (ca. 97 to 65 Ma) volcano-sedimentary rocks intruded by a diverse suite of plutonic rocks of Jurassic to mid-Tertiary age.

Two main intrusive suites are important in the Whistler Project area:

●	The Whistler Igneous Suite comprises alkali-calcic basalt-andesite, diorite and monzonite intrusive rocks with an age of approximately 76 Ma with restricted extrusive equivalent. These intrusions are commonly associated with gold-copper porphyry-style mineralization.

●	The Composite Suite intrusions vary in composition from peridotite to granite and their ages span from 67 to about 64 Ma. Gold-copper veinlets and pegmatitic occurrences are characteristics of the composite plutons (e.g. the Mt. Estelle prospect, the Muddy Creek prospect).

GoldMining acquired the Whistler Project for its potential to host magmatic hydrothermal gold and copper mineralization. Magmatic hydrothermal deposits represent a wide clan of mineral deposits formed by the circulation of hydrothermal fluids into fractured rocks and associated with the intrusion of magma into the crust.

Mineralization and Deposit Types

Exploration on the Whistler Project by Kennecott, Geoinformatics and Kiska has identified three primary exploration targets for porphyry-style gold-copper mineralization. These include the Whistler Deposit, Raintree Deposit, and the Island Mountain Deposit. The porphyry deposits in the Whistler area share similar styles of alteration, mineralization, veining and cross-cutting relationships that are generally typical of porphyry systems associated with relatively oxidized magma series (A- and B-type quartz vein stockwork, chalcopyrite-pyrite mineralization assemblage, presence of sulphates, core of potassic alteration with well-developed peripheral phyllic alteration zones) and well developed airborne magnetic and Induced Polarization chargeability/resistivity anomalies.

The Whistler-Raintree and Island Mountain areas also host multiple porphyry prospects defined by drilling, anomalous soil samples, alteration, veining, surface rock samples, IP chargeability/resistivity anomalies, airborne magnetic anomalies and airborne electromagnetic anomalies. These include the Raintree North, Rainmaker, Round Mountain, Puntilla, Snow Ridge, Dagwood, Super Conductor, Howell Zone and Cirque Zones.

Island Mountain exhibits a different style of alteration, veining and sulphide mineralization. Principally the occurrence of pyrrhotite and arsenopyrite associated with Au-Cu mineralization, strong sodic-calcic alteration, lack of significant sulphates, minor hydrothermal quartz and weak to insignificant phyllic alteration. For these reasons, the porphyry system at Island Mountain may belong to the “reduced” subclass of porphyry copper-gold deposits.

The Muddy Creek area represents an additional exploration target with the potential to host a bulk tonnage, intrusion-related gold deposit. Exploration by Millrock Resources Inc. on claims directly adjacent to the Muddy Creek area, which are geologically analogous, have returned encouraging preliminary results. Like Island Mountain, the Muddy Creek mineralization is distinct from the Whistler Porphyry systems and shares more similarity with intrusion related gold systems characteristic of the Tintina Gold Belt. The Muddy Creek prospect may also share geological similarities with the Korbel deposit owned by Nova Minerals Limited located 12 miles north. The Muddy Creek prospect may also share geological similarities with the Korbel deposit owned by Nova Minerals Limited located 12 miles north. The intrusive complex at Muddy Creek is predominantly monzonitic grading to more mafic marginal phases, yet is generally more felsic in composition relative to the diorites of the Whistler area. Mineralization is restricted to sheeted vein zones with narrow millimeter scale veinlets and pegmatitic veinlets of quartz, feldspar, tourmaline and sulphides that include arsenopyrite, minor chalcopyrite and pyrite-pyrrhotite. Gold mineralization is largely confined to the minute veinlets whereas the intervening intrusive rocks are largely unaltered and unmineralized.

We will apply geologic search criteria to our property scale exploration programs to detect geological attributes similar to the recent discovery of the RPM prospect made by Nova Minerals Limited, located 7 miles southeast of Muddy Creek.

Exploration

Prior to 2022, we had not completed exploration work at Whistler since acquiring the Whistler Project. The last previous exploration drilling was conducted by Kiska in 2011. Our strategy is to enhance and grow the value of our asset base, with a focus on exploring to grow the in situ Mineral Resource estimate and to advance mining, environmental and heritage studies on the Whistler Project towards delineation of a compelling business case optimizing bulk mineable near surface deposits. On June 30, 2022, we submitted an APMA to the ADNR in order to commence exploration field work activities in 2023. On September 22, 2022, the ADNR approved Multi-Year 2022-2026 Exploration and Reclamation Permit Number 2778 for Hardrock Exploration – Skwentna River – Yentna Mining District, and in addition also approved Reclamation Plan Approval Number 2778. Planned field work and studies comprises an initial two-year work program over 2023-2024 with the objective to consider initiating a PEA, pending exploration results, at the end of that period. Work conducted on the Whistler Project during 2022 comprised of identification and engagement with key business partners and subject matter expert consultants, stakeholder and community consultation, assessment of the condition of the existing Whistler camp, initial environmental baseline data collection, and desktop geological database validation, interpretation and analysis of potential drilling targets. The Whistler Multi-Year 2022-2026 Exploration and Reclamation Permit allows us to conduct exploration including drilling, operate and maintain a camp including storage of fuel, and to transport people, equipment and consumables to the Whistler Project.

Drilling

A total of 70,247m of diamond drilling in 257 holes has been completed on the Whistler Project by Cominco, Kennecott, Geoinformatics and Kiska from 1986 to the end of 2011. Of these drill holes, 21,132m in 52 holes have been drilled in the Whistler Deposit area, 20,479m in 94 holes have been drilled in the Raintree area and 14,410m in 36 holes comprise the Island Mountain resource area. There are 14,226m in 75 holes in areas outside the three resource areas.

Sampling, Analysis and Data Verification

There is no available documentation about sampling and analysis by Cominco. Previous operators Kennecott, Geoinformatics, and Kiska used industry standard practices to collect, handle and assay soil, rock and core samples collected during the period 2004-2011. These procedures are documented in detailed reports describing pertinent aspects of the exploration data collection and management.

All historic assay samples were assayed at either the Alaska Assay Laboratory (2004 and 2009) in Fairbanks, Alaska, or the accredited ALS-Chemex laboratory in Vancouver, British Columbia for all other years. Sample preparation was accomplished in Alaska, either at the Alaska Assay Lab or ALS-Chemex preparation lab in Anchorage, Alaska. Samples were assayed for gold by fire assay and a suite of elements including silver and copper by aqua regia or multi-acid digestion and inductively coupled plasma atomic emission spectroscopy. Operators Kennecott, Geoinformatics, and Kiska used industry standard quality control practices during exploration at Whistler. The S-K 1300 Report discloses that analysis of the QA/QC data indicates the assay data is of sufficient quantity and quality for resource estimation.

A site visit was conducted on September 14, 2022, by Sue Bird, the author of the S-K 1300 Report. No observations contradicting historic published information were made. The assay database did not have certificate numbers attached to the sample IDs, this was accomplished by the author of the S-K 1300 Report to the extent possible. Certificate checks revealed some minor errors which were corrected prior to resource modeling. Not all assay data in the database is fully supported by certificates and QA/QC. However, the percentage of data fully supported by certificates and QA/QC is consistent with similar projects that have the majority of drilling completed before 2010 and have undergone several changes in ownership. The S-K 1300 Report disclosed that the assay database is determined to be of sufficient quality and accuracy for resource estimation.

The Whistler Mineral Resource estimate and SK-1300 Report has not been updated subsequent to the 2023 drilling completed by us. On completion of the proposed exploration drilling program in 2024, and pending results of the program, geological modeling, Mineral Resource estimation, mine design and financial modeling may be initiated in late 2024 towards development of a mine scoping study (PEA).

Mineral Processing and Metallurgical Testing

Metallurgical testing had been carried out in three phases starting with the 2004/05 preliminary testing in Salt Lake City under the general supervision of Kennecott and culminating in the two phases under Kiska conducted at G&T Laboratories in Kamloops during 2010 to 2012.

Whistler Deposit preliminary metallurgical testing included gravity concentration or flotation to recover the copper and gold. From the metallurgical testing results and subsequent analysis, it appears that the Whistler Deposit is metallurgically amenable to a conventional flotation route to produce saleable high quality copper concentrates with gold credits, despite the low head grade, and that the levels of recovery and upgrade for both copper and gold are relatively insensitive to feed grade. We believe that there are no processing factors or deleterious elements that could have significant effect of potential economic extraction.

The preliminary testing indicated that the Island Mountain material tested is amenable to copper recovery by flotation and that the gold is relatively free milling. The results indicate that in the range of 90% of the potential gold may be recoverable by either whole ore leaching or a combination of flotation and leaching of the tailings. Further flotation work is expected to improve both potential copper and gold recoveries to concentrate.

For both deposits further metallurgical development and assessment work is required to develop the best flowsheet with respect to capital and operating costs, metal recoveries and overall economics.

As of the date hereof, no metallurgical testing has been carried out on rocks from the Raintree West Deposit, however, given the similarities in geological setting, host rock, mineralization and alteration between Raintree West Deposit and the Whistler Deposit, it has been assumed by GoldMining that metallurgical processes and metal recoveries determined for the Whistler Deposit are a reasonable approximation for the Raintree West Deposit at this time.

Metal recoveries reported for the Whistler Project resource estimate include 83% for copper, 70% for gold and 65% for silver with silver grades below 10 g/t and 0% for silver grades above 10 g/t.

Mineral Resource Estimates

The following table sets forth the Mineral Resource estimate set forth in the S-K 1300 Report, with an effective date of September 22, 2022, date of issue of September 23, 2022, and revised date of issue of December 16, 2022.

Deposit			In Situ Grade					In Situ Metal
	NSR Cutoff	Tonnage	NSR	Gold	Silver	Copper	Gold Eq	Gold	Silver	Copper	Gold Eq
	(US$/t)	(Mt)	(US$/t)	(g/t)	(g/t)	(%)	(g/t)	(Moz)	(Moz)	(Mlbs)	(Moz)
	Indicated Resources
Whistler	10.50	107.77	26.44	0.50	1.95	0.17	0.79	1.75	6.76	399	2.74
Raintree (Open Pit)	10.50	7.76	20.61	0.49	4.88	0.09	0.67	0.12	1.22	15	0.17
Total Indicated (Open Pit)	10.50	115.53	26.05	0.50	2.15	0.16	0.78	1.87	7.97	414	2.90
Raintree (Underground)	25.00 shell	2.68	34.02	0.79	4.18	0.13	1.03	0.07	0.36	8	0.09
Total Indicated	Varies	118.20	26.23	0.51	2.19	0.16	0.79	1.94	8.33	422	2.99
	Inferred Resources
Whistler	10.50	153.54	19.17	0.35	1.48	0.13	0.57	1.71	7.31	455	2.83
Island Mountain	10.50	111.90	18.99	0.47	1.06	0.05	0.57	1.70	3.81	131	2.04
Raintree (Open Pit)	10.50	11.77	24.28	0.62	4.58	0.07	0.77	0.23	1.73	18	0.29
Total Inferred (Open Pit)	10.50	277.21	19.32	0.41	1.44	0.10	0.58	3.64	12.85	604	5.16
Raintree (Underground)	25.00 shell	39.77	32.65	0.80	2.51	0.12	1.00	1.03	3.21	107	1.28
Total Inferred	varies	316.98	20.99	0.46	1.58	0.10	0.63	4.67	16.06	711	6.45

Notes:

1.	There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.

2.	The Mineral Resource for Whistler deposit and the upper portions of the Raintree West Deposits have been confined by an open pit with “reasonable prospects of eventual economic extraction” using the 150% pit case and the following assumptions:

●	Metal prices of US$1,600/oz Au, US$3.25/lb Cu and US$21/oz Ag;
●	Payable metal of 99% payable Au, 90% payable Ag and 1% deduction for Cu;
●	Offsite costs (refining, transport and insurance) of US$136/wmt proportionally distributed between Au, Ag and Cu;
●	Royalty of 3% NSR has been assumed;
●	Pit slopes are 50 degrees;
●	Mining cost of US$1.80/t for waste and US$2.00/t for mineralized material; and
●	Processing, general and administrative costs of US$10.50/t.

3.	The lower portion of the Raintree West Deposit has been constrained by a mineable shape with “reasonable prospects of eventual economic extraction” using a US$25.00/t cut-off.

4.	Metallurgical recoveries are: 70% for Au, 83% for Cu, and 65% Ag for Ag grades below 10g/t. The Ag recovery is 0% for values above 10g/t for all deposits.

5.	The NSR equations are: below 10g/t Ag: NSR (US$/t)=(100%-3%)*((Au*70%*US$49.273g/t) + (Cu*83%*US$2.966*2204.62 + Ag*65%*US$0.574)), and above 10g/t Ag: NSR (US$/t)=(100%-3%)*((Au*70%*US$49.256g/t) + (Cu*83%*US$2.965*2204.62))

6.	The Au Equivalent equations are: below 10g/t Ag: AuEq=Au + Cu*1.5733 +0.0108Ag, and above 10g/t Ag: AuEq=Au + Cu*1.5733

7.	The specific gravity for each deposit and domain ranges from 2.76 to 2.91 for Island Mountain, 2.60 to 2.72 for Whistler with an average value of 2.80 for Raintree West.

8.	Numbers may not add due to rounding.

2023 Exploration and Drilling Update

Our initially planned exploration programs over the 2023 and 2024 field seasons consists of up to 10,000-meters of core drilling, which is reduced from the initial target of 15,000 meters drilling, in order to allow us to determine actual costs of drilling while it re-established filed operations. Additional surface exploration may include soil geochemical sampling and geophysical surveying, geological data processing and interpretation, and collection of mine planning and mineral processing information including metallurgical, geotechnical and hydrogeological data. Environmental baseline data collection, as well as archaeological and heritage land use studies were also initiated in 2023, with on-ground archaeological surveys expected to be initiated in 2024. We have also engaged in stakeholder consultation with respect to both the present and ongoing exploration activity and the potential future mine development of the Whistler Project.

On May 30, 2023, we announced that we mobilized field teams to execute our 2023 exploration program at the Whistler Project (the “2023 Program”). On August 21, 2023, we announced that drilling had commenced under the 2023 Program.

In 2023, four confirmatory drill holes were completed for a total of 2,234 meters at the Whistler Project from mid-August to mid-November, at which time the drilling program was paused for a winter break. On January 16, 2024, we announced the results from these initial four confirmatory drill holes.

The HQ and NQ diamond drill core from the 2023 Program were logged and sampled at the Whistler field camp facility, supervised by qualified geologists (P.Geo. designation) from our lead exploration consultant, Equity Exploration Ltd., and supervised by our QP, Tim Smith (MSc., P.Geo.) Geologists marked out samples for assay after logging the drill core, predominantly at the maximum sample composite length of 2 meters in length. A minority of samples were cut at shorter intervals, at a minimum sample length of 0.5 meters, to honor lithological and alteration contacts logged by the geologists. All drillholes were systematically sampled from top of bedrock to bottom of hole, excepting the top sections of drill holes comprising unconsolidated sediments (soil, colluvium, alluvium). Sample tags were inserted into the core boxes and the core was photographed wet and dry, before being cut lengthways in half with a diamond saw. One half of the core was submitted for assay, one half was retained in core boxes at the Whistler site. A total of 1149 samples of half core were collected in total and the samples were sent to independent certified assay laboratory Bureau Veritas North America Ltd. located in Fairbanks, AK, for processing, where samples were dried then crushed to 70% passing 10 mesh, then a 250 gram split was pulverized to 90% passing 150 mesh. Bureau Veritas then transported the processed sample pulps to its assay laboratory in Vancouver, Canada. All samples were analyzed for 45 elements, including copper and silver, using a 4-acid digestion followed by ICP-MS determination (method MA200). Gold analyses were determined by 30g fire assay with AAS finish (method FA430) which is considered to provide a total assay for gold. A total of 1149 assays were accepted into the Whistler drilling assay database, following passing of standard QAQC protocols.

On January 16, 2024, we announced initial results from the first three drill holes from the 2023 Program. These included the following. Reported grades are un-cut, and intercept lengths represent a subset of the true width of the Whistler Deposit.

Hole Number	Interval From (m)	Interval To (m)		Core Length (m)	Gold Grade (g/t)	Copper Grade (%)	Silver Grade (g/t)	AuEq (g/t) (1)
WH23-01	1.95	243.00		241.05	0.33	0.16	1.86	0.60
Including	29.00	37.00		8.00	0.82	0.26	2.40	1.26
Including	77.00	108.00		31.00	0.56	0.26	2.46	1.00
Including	77.00	195.00		118.00	0.44	0.18	2.12	0.74
Including	137.77	157.00		19.23	0.75	0.18	2.73	1.06
Including	231.00	239.00		8.00	0.77	0.24	1.35	1.16

WH23-02	305.00	447.34		142.34	0.17	0.21	1.05	0.51
Including	379.00	423.00		44.00	0.29	0.30	1.51	0.77
Including	401.00	423.00		22.00	0.42	0.42	2.33	1.10
Including	415.00	423.00		8.00	0.51	0.51	3.25	1.32

WH23-03	0.41	600.15	(2)	599.74	0.71	0.16	1.54	0.99
Including	53.00	600.15	(2)	547.15	0.77	0.17	1.55	1.06
Including	131.00	307.00		176.00	1.24	0.19	1.66	1.55
And	373.50	423.00		49.50	0.92	0.11	1.82	1.10
And	441.00	457.00		16.00	1.03	0.20	1.64	1.36
And	480.00	501.00		21.00	0.80	0.35	2.11	1.37
And	523.00	539.00		16.00	0.83	0.30	1.14	1.31
And	575.00	600.15	(2)	25.15	0.86	0.16	0.93	1.12

Notes:

(1)	AuEq equations are calculated consistent with the methodology outlined in the S-K 1300 Report and NI 43-101 Report. Specifically: below 10g/t Ag: AuEq=Au + Cu*1.5733 +0.0108Ag, and above 10g/t Ag: AuEq=Au +Cu*1.5733.
(2)	End of Hole.

The following table sets out the drill locations and depths for the 2023 Program:

Hole Number	Easting Meters (UTM Zone 18)	Northing Meters (UTM Zone 18)	Elevation (m above sea level)	Depth (m)	Azimuth (Degrees)	Dip (Degrees)	Status
WH23-01	518782	6871260	904	467.87	140.8	-49.0	All assays received
WH23-02	518779	6871253	902	605.64	229.2	-60.1	All assays received
WH23-03	518776	6871253	903	600.15	189.2	-82.9	All assays received
WH23-04	520197	6869142	366	560.83	134.8	-78.0	Assays Pending

The 2023 Program comprised four confirmatory drill holes in total: WH23-01 to WH23-04. Drill holes WH23-01 and WH23-02 targeted the southeast and southwest extents of the Whistler Deposit, respectively. WH23-03 was drilled at a steeper angle to provide additional geological data from the southern portion of the ‘high-grade core’ and to test for extensions below the base of the current resource model however, drilling was terminated prematurely due to freeze-up of the water supply at the onset of winter conditions. We will attempt to re-enter and deepen the drill hole in 2024 to explore the depth extents of the Whistler mineral system. A fourth confirmatory drill hole, WH23-04 was drilled at the Raintree South target located one kilometer south of the Whistler Deposit, bringing the 2023 Program total to 2,234 meters drilled. While the drill hole successfully intersected porphyry intrusive rocks and thereby confirmed the geophysical modelling and targeting methodology, core logging indicates weak to absent veining and alteration. Assay results are currently pending as of date of publication; however, we are not expecting that the LSP drilled to date has intersected mineralization. For the first time at the Whistler Project, all drill holes incorporated core orientation surveying, thereby providing structural geometry and geotechnical data. We currently expect that the drill core from the 2023 Program, once all processed, should provide updated information for advancing mineralogical and geometallurgical test work in the future.

The following map sets forth the location of the Whistler deposit drilling with gold and copper histograms plotted (left and right respectively; see legend). Drill traces for the 2023 drill holes are shown in bold (with prefix ‘WH023’) and gold and copper assay histograms are highlighted. Drilling is overlain on a geological interpretation of the host diorite porphyry (cut at 200 meters below surface) to illustrate the overall geometry of mineralized porphyry phases (pale purple) and non-mineralized late-stage porphyry phases (darker purple).

The Whistler Deposit is hosted within the Whistler Intrusive Suite, a composite suite of diorite stocks and dykes with clear cross-cutting relationships that divide the suite broadly into an early Main Stage Porphyry (“MSP”), a later Intermineral Porphyry Suite (“IMP”) and a late intrusive phase referred to as Late Stage Porphyry (“LSP”). Gold and copper mineralization is characterized by abundant disseminated sulphide and quartz + sulphide vein stockworks (including classic porphyry diagnostic ‘A’, ‘B’, ‘D’, and ‘M’ type veins), and potassic alteration which is variably overprinted by later phyllic alteration. The early stage MSP suite is most strongly altered, veined and mineralized, with the IMP being less intensely altered and veined but remaining consistently mineralized, and the late or post-mineralization LSP generally being below cutoff grade or unmineralized.

We are working to delineate the geometry, extents and continuity of the MSP and IMP suites, which serves to focus drilling on opportunities to expand mineralization where the potentially mineralized porphyry phases remain under-explored. In addition, the technical team has identified the presence of a robust core of higher-grade mineralization within the Whistler Deposit that correlates with intense alteration and veining within the MSP. Optimizing the geological model to improve confidence in the delineation of the MSP is a key focus of the 2024 drilling program as it will improve confidence in distribution and continuity of higher-grade zones within the Whistler Deposit.

We plan to re-commence the remainder of the previously announced approximate 10,000 meter drilling program at the Whistler Project at the start of the 2024 summer field season.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of Common Stock and Warrants are listed for trading on the Nasdaq Capital Market under the symbols “USGO” and “USGO.WT”, respectively.

As of February 21, 2024, there were 12,398,709 shares of Common Stock outstanding held by approximately 9 holders of record.

Dividends

We have never declared or paid any dividends on our Common Stock or any of our other securities. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any future indebtedness and other factors that our board of directors deems relevant.

Repurchases

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended November 30, 2023.

Unregistered Sales of Securities

On July 19, 2023, we issued an aggregate of 5,000 shares of Common Stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $12.96 per share.

The issuance of the shares of Common Stock as described above were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds

The following table sets out a comparison of how we have utilized the net proceeds realized under the IPO in comparison to the estimated use of proceeds disclosed in our final prospectus relating to the IPO, filed with the SEC on April 20, 2023 (the “IPO Prospectus”). The information therein is presented as of November 30, 2023:

	Estimated Use of Proceeds	Actual Use of Proceeds
Exploration and development activities on Whistler Project, including infill and exploration drilling, metallurgical sampling, economic studies and consultation	$6,220,000	$4,359,000
Permitting and Reporting	1,175,000	516,000
Repayment of current liabilities, including advance from GoldMining(1)	2,381,000	1,759,000
General and administrative expenses	3,240,000	2,376,000
Other general working capital purposes	4,284,000	980,000
Total	$17,300,000	$9,990,000

Notes:

(1)	Before our IPO, our liquidity needs were met through funding provided by GoldMining. Upon completion of the IPO, we utilized a portion of the proceeds to repay such advances.

Actual use of proceeds for exploration and development activities on Whistler Project as of November 30, 2023 was $4,359,000, compared to $6,220,000 estimated as at April 19, 2023 in the IPO Prospectus. The proceeds used to date primarily relate to our confirmatory work program at the Whistler Project commenced in 2023. Actual use of proceeds for permitting and reporting was $516,000, compared to $1,175,000 estimated as at April 19, 2023 in the IPO Prospectus. The proceeds used to date primarily relate to planned permitted and reporting activities which have yet to commence. Actual use of proceeds for repayment of liabilities was $1,759,000, compared to $2,381,000 estimated as at April 19, 2023 in the IPO Prospectus. The difference was primarily related to actual IPO-related expenditures being less than initially estimated. Actual use of proceeds for general and administrative expenses was $2,376,000, compared to $3,240,000 estimated as at April 19, 2023 in the IPO Prospectus. The proceeds used to date primarily relate to actual general and administrative expenditures, and the difference is due to budgeted general and administrative expenditures for future activities, which have yet to be incurred. Actual use of proceeds for general working capital was $980,000, compared to $4,284,000 estimated as at April 19, 2023 in the IPO Prospectus. The proceeds used to date primarily relate to the construction of camp structures and purchase of equipment. The difference is due to budgeted future activities, which have yet to be incurred.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the fiscal year ended November 30, 2023 and 2022, and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. A copy of this Annual Report on Form 10-K will be available under our profile at www.sec.gov and at www.sedarplus.ca.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements and forward-looking information within the meaning of Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-looking statements”. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are based on our opinions, estimates and assumptions in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we currently believe are appropriate and reasonable in the circumstances, including that:

●	the timing and ability to obtain requisite operational, environmental and other licenses, permits and approvals, including extensions thereof will occur and proceed as expected;
●	current gold, silver, base metal and other commodity prices will be sustained, or will improve;
●	the proposed development of the Whistler Project will be viable operationally and economically and will proceed as expected;
●	any additional financing required by us will be available on reasonable terms or at all; and
●	we will not experience any material accident, labor dispute or failure of plant or equipment.

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

These factors should not be construed as exhaustive and should be read with other cautionary statements in this document. Although we have attempted to identify important risk factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other risk factors not presently known to us or that we presently believe are not material that could also cause actual results or future events to differ materially from those expressed in such forward-looking statements. There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking statements, which speaks only as of the date made. The forward-looking statements contained in this document represents our expectations as of the date of this Annual Report (or as the date they are otherwise stated to be made) and are subject to change after such date. However, we disclaim any intention or obligation or undertaking to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required under applicable securities laws.

Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 170 km northwest of Anchorage, in Alaska.

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.” On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”.We are a subsidiary of GoldMining, a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. GoldMining is a public mineral exploration company that was incorporated in 2009 and is focused on the acquisition and development of gold assets in the Americas. Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2 and our head operating offices are located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.usgoldmining.us. Our shares of Common Stock and warrants to purchase shares of Common Stock (the “Warrants”) are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

On April 24, 2023, in connection with the closing of our initial public offering (the “IPO”), we issued 2,000,000 units (the “Units”), with each Unit consisting of (i) one share of Common Stock and (ii) one Warrant at a price of $10.00 per Unit for gross proceeds of $20,000,000. Each Warrant entitles the holder thereof to acquire one share of Common Stock at an exercise price of $13.00 per share for a period of three years from the issue date. In connection with the IPO, we incurred securities issuance costs of $970,194, of which $650,000 represented cash fees paid to the underwriters. After the IPO, GoldMining continued to own a controlling interest in us of 9,622,491 shares of Common Stock and Warrants to purchase up to 122,490 shares of Common Stock, representing approximately 79.3% of our outstanding shares of Common Stock. As of November 30, 2023, GoldMining owned 79.7%.

On February 9, 2024, the board of directors approved a change of our fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2024, and will end on December 31, 2024 (the “Fiscal 2024”). As a result of the change in fiscal year, there was a one-month transition period beginning on December 1, 2023, and ending on December 31, 2023, the results of which are expected to be reported in the Quarterly Report on Form 10-Q to be filed for the first quarter of Fiscal 2024 and in the Annual Report on Form 10-K to be filed for Fiscal 2024.

In 2023 we also commenced our initial confirmatory work program at our 100% owned Whistler Project. Subsequent to the year end, we announced initial results from such program.

Results of Operations

Until the completion of the IPO, we operated as a wholly-owned subsidiary of GoldMining. Accordingly, the financial statements for the year ended November 30, 2022, were prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the related years presented. Management believes the assumptions and allocations underlying the financial statements are reasonable and appropriate under the circumstances. However, these financial statements are not necessarily indicative of the results that would be attained if we had operated as a separate legal entity during the periods presented and are not necessarily indicative of future operating results.

Fiscal Year Ended November 30, 2023, Compared to Fiscal Year Ended November 30, 2022

For the fiscal year ended November 30, 2023, we recorded a net loss of $9,356,577 ($0.82 per share) compared to a net loss of $1,738,657 ($0.17 per share) for the fiscal year ended November 30, 2022. The $7,617,920 increase in net loss was primarily due to increased filing, listing, legal, accounting, and investor relations expenditures for the preparation and execution of our IPO and costs associated with the Whistler Project exploration program.

Exploration Expenses

For the fiscal year ended November 30, 2023, we had exploration expenses of $5,054,500, compared to $543,322 for the fiscal year ended November 30, 2022. The $4,511,178 increase is primarily related to our confirmatory work program conducted in 2023 which included drilling, consulting fees to vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and maintenance costs.

Drilling Expenses

For the fiscal year ended November 30, 2023, drilling expenses relating to our confirmatory drilling work in 2023 were $1,694,952 compared to $0 for the fiscal year ended November 30, 2022.

Consulting Fees

For the fiscal year ended November 30, 2023, exploration expenses included consulting fees of $1,499,000, compared to $256,275 for the fiscal year ended November 30, 2022. The increase of $1,242,725 was primarily related to consulting fees for the management of the confirmatory work program at the Whistler Project, overhead costs for work on the renovation of the existing Whistler Project camp, and initiation of regulator, community and other stakeholder engagements.

Land Fee, Camp Maintenance Expenses

For the fiscal year ended November 30, 2023, land fee and camp maintenance expenses were $945,751 compared to $254,910 for the fiscal year ended November 30, 2022. The increase was primarily for the increase of camp costs, including equipment maintenance, camp management labor and supplies for the ongoing exploration program, freight and sampling, as well as work related to a road access study.

Transportation and Travel Expenses

For the fiscal year ended November 30, 2023, transportation and travel expenses were $547,942 compared to $29,887 for the fiscal year ended November 30, 2022. The increase of $518,055 was mainly related to aircraft charter costs to bring crews, equipment and camp supplies to the Whistler Project site in connection with the ongoing exploration program, including mobilization of drilling equipment and major consumables.

Other Exploration Expenses

For the fiscal year ended November 30, 2023, other exploration expenses were $366,855 compared to $2,250 for the fiscal year ended November 30, 2022. The increase of $364,605 primarily consisted of equipment rental and fuel consumption for the ongoing exploration program.

General and Administrative Expenses

For the fiscal year ended November 30, 2023, general and administrative expenditures were $4,670,248, compared to $1,172,810 for the year ended November 30, 2022. During the year ended November 30, 2023, general and administrative expenditures primarily consisted of professional fees of $1,665,183, compared to $883,664 during the year ended November 30, 2022. The increase in such expenses was primarily as a result of increased legal, audit, accounting and tax services relating to our IPO. General and administrative expenditures also included: (i) share-based compensation expenses of $423,831, which consisted of $48,756 related to the award of restricted shares vested during the year, $255,027 related to the fair value of stock options issued by us to management, directors and employees, $65,700 related to share compensation for consulting services, and $54,348 for GoldMining personnel, allocated for their time spent on our affairs, compared to $65,303 during the year ended November 30, 2022; (ii) management fees, salaries and benefits of $300,767, compared to $157,925 during the year ended November 30, 2022; (iii) consulting, corporate development and investor relations expenses of $1,742,904 compared to $24,170 during the year ended November 30, 2022. The increase was mainly for building corporate brand awareness after completion of the IPO; (iv) filing, listing, dues and subscriptions expenses of $178,595, compared to $10,882 during the year ended November 30, 2022; (v) office administrative, rental and insurance expenses of $325,551, compared to $13,909 during the year ended November 30, 2022; and (vi) travel, website design and hosting expenses of $33,417, compared to $16,957 during the year ended November 30, 2022. The increase in general and administrative costs was primarily the result of a higher level of activity leading up to and after our IPO.

Accretion and Depreciation Expenses

For the fiscal year ended November 30, 2023, accretion expenses for the asset retirement obligations were $21,051 compared to $19,255 for the fiscal year ended November 30, 2022.

For the fiscal year ended November 30, 2023, depreciation expenses were $30,959 compared to $0 for the fiscal year ended November 30, 2022. The increase was primarily due to depreciation of the camp structures and equipment acquired during this year.

Loss from Operations

For the fiscal year ended November 30, 2023, our loss from operations was $9,776,758 compared to $1,735,387 for the year ended November 30, 2022. The increase of $8,041,371 in operating loss was primarily the result of an increase in general and administrative expenses and exploration expenses after we completed our IPO and commenced our initial confirmatory work program at the Whistler Project.

Our operational costs, including, without limitation, labor costs, can be impacted by inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies, which could have a significant effect on our operating cash flow.

Liquidity and Capital Resources

	As at November 30, 2023	As at November 30, 2022
	($)	($)
Cash and cash equivalents	$11,401,338	$54,508
Working capital (deficit)(1)	11,493,428	(1,057,400)
Total assets	13,023,753	229,619
Total current liabilities	513,075	1,287,019
Accounts payable	197,978	466,127
Accrued liabilities	112,048	26,922
Total non-current liabilities	297,967	225,871
Stockholders’ equity (deficit)	12,212,711	(1,283,271)

(1)	Working capital (deficit) is the difference between the total current assets and total current liabilities.

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

As of November 30, 2023, we had cash and cash equivalents of $11,401,338, compared to $54,508 as of November 30, 2022, and restricted cash of $86,870, compared to $0 as of November 30, 2022. As of November 30, 2023, we had other receivables of $115,113, compared to $68,000 as of November 30, 2022. The increase in other receivables was mainly due to interest receivable on term deposits held by us. As of November 30, 2023, we had inventories of $27,249, compared to $0 as of November 30, 2022, which included fuels held at the Whistler Project camp site. As of November 30, 2023, we had prepaid expenses and deferred costs of $375,933, compared to $107,111 as of November 30, 2022. The increase primarily consisted of a $172,566 increase in prepaid corporate development expenses, $179,014 increase in prepaid insurance costs and $12,174 increase in prepaid dues and subscriptions costs for activities after completion of the IPO, and offset $94,932 deferred financing costs as at November 30, 2022, which were reallocated to share issuance costs upon completion of the IPO.

As of November 30, 2023, current liabilities were $513,075, compared to $1,287,019 as of November 30, 2022. Current liabilities as of November 30, 2023, primarily consisted of: accounts payable of $197,978, compared to $466,127 as of November 30, 2022; accrued liabilities of $112,048, compared to $26,922 as of November 30, 2022; withholdings taxes payable of $180,863, compared to $116,187 as of November 30, 2022. The decreases in current liabilities were primarily related to the repayment of advances from GoldMining.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining and the IPO. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of common stock pursuant to private placements and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

We believe that the existing cash on hand will enable us to meet our working capital requirements for the next twelve months commencing from the date that the consolidated financial statements are issued.

As of November 30, 2023, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

For the fiscal year ended November 30, 2023, net cash used in operating activities was $9,428,815, compared to $1,322,149 for the fiscal year ended November 30, 2022. Significant operating expenditures for the fiscal year ended November 30, 2023, included general and administrative expenses and exploration expenditures as we commenced our initial programs at the Whistler Project. The increase of net cash used in operating activities is primarily the result of increased filing, listing, legal, accounting, and investor relations expenditures for the preparation and execution of our IPO and costs associated with the Whistler Project exploration program.

Investing Activities

For the fiscal year ended November 30, 2023, net cash used in investing activities was $979,523, compared to $0 for the fiscal year ended November 30, 2022, of which, $866,140 related to the renovation of existing camp structures and construction of additional facilities for the Whistler Project, and $113,383 related to the purchase of equipment.

Financing Activities

For the fiscal year ended November 30, 2023, net cash provided by financing activities was $21,842,038, which was primarily comprised of the net proceeds of $19,056,223 from the IPO, proceeds received from warrant exercises of $3,363,204, capital contribution from GoldMining of $46,459, withholding taxes received on return of capital of $53,935, advances from GoldMining of $1,003,142, offset by $1,680,925 for repayment of advances from GoldMining. Net cash provided by financing activities during the year ended November 30, 2022, was $1,371,027, primarily from proceeds received from the settlement of a funding commitment of $1,158,143, advances from GoldMining of $183,302, and capital contributions from GoldMining of $87,284, offset by $57,702 withholding taxes paid on return of capital.

Commitments Required to Keep Whistler Project in Good Standing

For the fiscal year ended November 30, 2023, we made annual land payments in the amount of $224,583. We are required to make annual land payments to the ADNR in the amount of $230,605 in 2024 and thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $135,200 for 2024 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. We have excess labor carry forwards of $167,674 expiring in 2026 and $1,766,156 expiring in 2027, of which up to $135,200 can be applied each year to meet our annual labor requirements. The Whistler Project is in good standing as of the date of this Annual Report.

Future Commitments

On November 27, 2020, GoldMining agreed to cause us to issue a 1.0% net smelter return (“NSR”) royalty on our Whistler Project to Gold Royalty Corp. (“GRC”). We also assigned certain buyback rights relating to an existing third party royalty on the Whistler Project such that GRC has a right to acquire a 0.75% NSR (including an area of interest) on the Whistler Project for $5,000,000 pursuant to such buyback rights.

We acquired rights to the Whistler Project and associated equipment in August 2015 pursuant to an asset purchase agreement by and among us, GoldMining, Kiska and Geoinformatics. Pursuant to such agreement, we assumed an obligation on the Whistler Project pursuant to a royalty purchase agreement between Kiska, Geoinformatics, and MF2, dated December 16, 2014. This agreement granted MF2 a 2.75% NSR royalty over all 304 claims, and, extending outside the current claims, over an area of interest defined by the maximum historical extent of claims held on the Whistler Project.

In June 2023, we entered into an agreement with Equity Geoscience, Ltd. for the management of an exploration program for the Whistler Project. The agreement includes an approved work order totaling $5,255,500, for the period of June 1, 2023, to February 29, 2024, which may be paused, postponed or terminated by either party with 30 days written notice. As at November 30, 2023, we have paid $5,066,720 towards the approved work order.

Transactions with Related Parties

During the years presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining which owns approximately 79.7% of our outstanding shares of our Common Stock and have common members of management and a director. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the years ended November 30, 2023, and 2022, the allocated costs from GoldMining to us were $100,807 and $147,349, respectively. Out of the allocated costs, $54,348 and $60,065 for the years ended November 30, 2023, and 2022, respectively, were noncash share-based compensation costs. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

For the year ended November 30, 2023, the amounts advanced to us and paid on our behalf by GoldMining totaled $1,003,142. In May 2023, we repaid GoldMining $1,680,925, for amounts previously advanced to us. The amount paid represented the full amount of the outstanding loan from GoldMining at the time. For the year ended November 30, 2022, repayable amounts advanced to us and paid on our behalf by GoldMining totaled $1,341,445, of which $1,158,143 was settled against a funding commitment. As at November 30, 2023, the loan payable to GoldMining Inc. was $0 ($677,783 as at November 30, 2022).

For the year ended November 30, 2022, we declared a return of capital to GoldMining of $1,096,343, which resulted in federal withholding taxes payable of $173,889, of which $57,702 was paid during the year ended November 30, 2022. Pursuant to the return of capital, a note payable was issued to GoldMining in the amount of $1,096,343, which was subsequently retired as a part of the settlement of the remaining funding commitment to us in the amount of $2,254,486, which included the settlement of amounts previously advanced by GoldMining to us in the amount of $1,158,143.

During the year ended November 30, 2023, our board of directors approved a service agreement with Blender Media Inc. (“Blender”), a company controlled by a direct family member of the co-chairman and a director of GoldMining. During the years ended November 30, 2023, and 2022, we incurred $233,978 and $16,957, respectively, in general and administrative costs, paid to Blender for various services, including information technology, corporate branding, advertising, media, website design, maintenance and hosting, provided by Blender to us and are within industry standards. As at November 30, 2023, prepaid expenses and deferred costs included service fees prepaid to Blender in the amount of $169,899 (November 30, 2022: $0).

During the years ended November 30, 2023, and 2022, share-based compensation costs included $31,127 and $3,516, respectively, in amounts incurred for the co-chairman and a director of GoldMining for performance based Restricted Shares granted in September 2022.

GoldMining acquired 122,490 Units in the IPO at a price of $10 per Unit for a total consideration of $1,224,900. Certain directors and officers of GoldMining also participated in the IPO.

Related party transactions are based on the amounts agreed to by the parties. During the years ended November 30, 2023, and 2022, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Outstanding Securities

As of the date hereof, we have 12,398,709 shares of Common Stock outstanding. In addition, we had stock options outstanding representing 82,500 shares at an exercise price of $10 per share, and outstanding Warrants to purchase 1,741,292 shares at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

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

Information about judgments made in applying accounting policies that have the most significant effects on the amounts recognized in the financial statements is as follows:

Asset retirement obligation

An asset retirement obligation (“ARO”) represents the present value of estimated future costs for the rehabilitation of our mineral property. These estimates include assumptions as to the future activities, cost of services, timing of the rehabilitation work to be performed, inflation rates, exchange rates and interest rates. The actual cost to rehabilitate a mineral property may vary from the estimated amounts because there are uncertainties in factors used to estimate the cost and potential changes in regulations or laws governing the rehabilitation of a mineral property. Management periodically reviews the rehabilitation requirements and adjusts the liability as new information becomes available and will assess the impact of new regulations and laws as they are enacted.

During the fiscal year ended November 30, 2023, the ARO for the Whistler Project was revised due to changes in the estimated timing of reclamation activities and updated assumptions regarding reclamation costs. The estimated future costs for the rehabilitation activities were updated for camp structures due to additional facilities constructed during the year and for the exploration and evaluation assets due to surface disturbance resulting from past exploration programs. The life expectancy of the ARO was extended to 10 years. We recorded a change in estimate to the ARO of $67,042, resulting in the corresponding camp structures being decreased by $98,434, and the exploration and evaluation assets being increased by $31,392, respectively.

Allocation of expenses from GoldMining.

For the year ended November 30, 2023, certain general administrative expenses, including employment related expenditures for services and support functions provided by GoldMining, were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us.

Allocation of carve-out expenses from GoldMining.

The financial statements as of November 30, 2022, have been prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the quarters presented. These expenses, assets, and liabilities have been allocated to us on the basis of direct usage when identifiable, with others allocated based on relevant data criteria as follows:

●	General and administrative expenses- allocated all direct expenses and corporate expenses were allocated based on an estimate of time incurred to reflect the utilization of those services by us including:

○	Office space, equipment and administrative services.
○	Employment related expenses, including share-based compensation which was calculated using the Black-Scholes model.

●	Accounts payable and accrued expenses, prepaid expenses and deposits, due to GoldMining, allocated all amounts directly related to us.

Management believes the assumptions and allocations underlying the financial statements are reasonable and appropriate under the circumstances. Therefore, these financial statements are not necessarily indicative of the results that would be attained if we had operated as a separate legal entity during the periods presented and are not necessarily indicative of future operating results.

Restricted Shares

The fair value of the restricted shares is measured at grant date and recognized over the period during which the restricted shares vest. When restricted shares are conditional upon the achievement of a performance condition, we estimate the length of the expected vesting period at grant date, based on the most likely outcome of the performance condition. The fair value of the restricted shares is determined based on the fair value of the shares of Common Stock on the grant date, adjusted for lack of marketability discount, minority shareholder discount, and other applicable factors that are generally recognized by market participants.

Stock Options

We grant stock options to certain of our directors, officers, employees and consultants. We use the Black-Scholes option-pricing model to determine the grant date fair value of stock options. The fair value of stock options granted to employees is recognized as an expense over the vesting period with a corresponding increase in equity. An individual is classified as an employee when the individual is an employee for legal or tax purposes, provides services that could be provided by a direct employee, or has authority and responsibility for planning, directing and controlling our activities, including non-executive directors. The fair value is measured at grant date and recognized over the period during which the options vest. Forfeitures are accounted for as they occur.

The Black-Scholes option-pricing model uses as inputs the fair value of our shares of Common Stock and assumptions we make for the volatility of our shares of Common Stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We have historically been a private company and continue to lack sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected share volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for the fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has assessed and concluded there is no material impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07, the amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses”. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of this guidance on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of November 30, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of February 21, 2024, are as follows:

Name	Age	Position	Principal occupation or employment for the past five years
Alastair Still	52	Director and Chairman	Director and Chairman of the Company, from September 2022 to present. Chief Executive Officer of GoldMining, from April 2021 to present. Chief Development Officer and Executive Vice President of GoldMining, from 2020 to 2021. Director of Technical Services of Gold Royalty Corp., from October 2020 to present. Special Advisor to Kalo Gold Corp., from September 2020. Director, Corporate Development, Newmont Corporation (formerly Goldcorp Inc.), from 2015 to 2020.

Garnet Dawson	66	Director	President of the Company, from 2015 to 2022, Chief Executive Officer of GoldMining from December 2014 to April 2021, Director of GoldMining, from 2018 to present. Director of Gold Royalty Corp., from 2020 to February 2022. Director of Freegold Ventures Limited, from 2011 to present.

Ross Sherlock	60	Director	Vice President, Geoscience at Kinross Gold Corp. from 2015 to 2016, Exploration Manager, North America at Gold Fields from 2008 to 2015, and Project Manager, Senior Geologist at Miramar Mining Corporation/Newmont Mining Corporation from 2004 to 2008.

Lisa Wade	51	Director	Director, Liberty Gold Corp. since January 25, 2023. Director, Gold Standard Ventures Corp. from June 2021 to August 2022. Environmental Engineer, from August 2015 to April 2019, Corporate Vice President, Environmental, Reclamation and Closure at Goldcorp Inc., from August 2015 to April 2019.

Laura Schmidt	58	Director	GM Supply Chain in Shell, from July 2021 to present. Supply Chain Director at Shell secondee, from July 2018 to June 2021, V.P. Safety & Environment for Shell’s Integrated Gas & New Energies, from January 2016 to June 2018, V.P. Shell Alaska, from January 2015 to December 2015. Head of Audit for Shell’s Upstream and Projects & Technology Directorates, from September 2012 to December 2014.

Aleksandra Bukacheva	42	Director

Director of Probe Metals Inc. since June 7, 2022. Director of Montage Gold Corp. since September 7, 2021. Director at Battle North Gold Corporation from April 2018 until May 2021 prior to its acquisition by Evolution Mining Limited.

Executive Vice President, Corporate Development of Element 29 Resources Inc., a junior explorer focused on copper resource development in Peru, from September 2018 until November 2020. Director of Gippsland Prospecting Pty. Ltd. Equity Research Analyst for BMO Capital Markets, from 2013 to 2016.

Tim Smith	53	Chief Executive Officer and President	Chief Executive Officer and President of the Company, from September 12, 2022 to present. Vice President Exploration for GoldMining, from April 2022 to present. Regional Director Generative Exploration, North America for Newmont Corporation from June 2019 to March 2022. Exploration Director, Goldcorp Inc., from August 2016 to June 2019.

Tyler Wong	39	Interim Chief Financial Officer, Secretary and Treasurer	Interim Chief Financial Officer, Secretary and Treasurer of the Company beginning April 11, 2023. From June 2019 through April 11, 2023, Mr. Wong served as Corporate Controller of GoldMining and from June 2020 through June 2021, he served as Corporate Controller of Gold Royalty Corp. From June 2019 through October 2020, Mr. Wong served as Corporate Controller of Uranium Royalty Corp., and from June 2017 through June 2019 he served as Corporate Controller of King & Bay West Management Corp. From October 2014 through June 2017, Mr. Wong served as a Senior Accountant with Deloitte in Vancouver.

The following is a brief description of the business experience of each executive officer and director. The following describes the business experience of each of our non-director executive officers as of the date hereof:

Tim Smith, Chief Executive Officer and President

Mr. Smith was appointed as our Chief Executive Officer and President on September 12, 2022. Mr. Smith is also currently the Vice President, Exploration of GoldMining, having held such position since April 7, 2022. Mr. Smith is a professional geologist with 28 years mineral industry experience, at locations throughout Australia and Canada, principally in gold exploration with an expertise in gold mineral systems, and specializing in orogenic lode gold systems, area selection, project generation, exploration strategy, project rate & rank, drill delineation and project advancement through to feasibility study, and gold mine production. Prior to joining us, Mr. Smith was Regional Director Generative Exploration, North America for Newmont Corporation from June 2019 to March 2022, Exploration Director, Goldcorp Inc., from August 2016 to June 2019, and Vice President Exploration, Kaminak Gold Corp. from January 2010 to July 2016.

Tyler Wong, Interim Chief Financial Officer, Secretary and Treasurer

Mr. Wong was appointed as our Interim Chief Financial Officer, Secretary and Treasurer on April 11, 2023. From June 2019 through April 11, 2023, Mr. Wong served as Corporate Controller of GoldMining and from June 2020 through June 2021, he served as Corporate Controller of Gold Royalty Corp. From June 2019 through October 2020, Mr. Wong served as Corporate Controller of Uranium Royalty Corp., and from June 2017 through June 2019 he served as Corporate Controller of King & Bay West Management Corp. From October 2014 through June 2017, Mr. Wong served as a Senior Accountant with Deloitte in Vancouver, where he assisted with auditing work and obtained internal accreditation for US GAAP and US GAAS. Mr. Wong is a Chartered Accountant with experience dealing in complex accounting issues in several industries including mining, oil and gas, lumber, technology, gaming and manufacturing. Mr. Wong holds a Bachelor of Commerce degree from the University of British Columbia.

Alastair Still, Director and Chairman

Mr. Still was appointed as a director on September 12, 2022, and has served as the Chairman of the board of directors since September 12, 2022. Mr. Still is an experienced mining industry professional with over 25 years of experience including working for major operating gold mining companies. Mr. Still currently serves as Chief Executive Officer of GoldMining and Director of Technical Services for Gold Royalty Corp., having held such positions since April 1, 2021, and October 1, 2020, respectively. Mr. Still also served as Executive Vice President and Chief Development Officer of GoldMining from 2020 through 2021, and Director, Corporate Development for Newmont Corporation (formerly Goldcorp Inc.) from 2015 to 2020. Prior to 2015, Mr. Still also worked for major gold mining companies, including Placer Dome Inc., Kinross Gold Corporation and Goldcorp Inc. He has worked within Canada and internationally in a variety of leadership roles in mine operations and project development including as Project Director leading the acquisition, permitting and construction of the Cerro Negro gold mine in Argentina. Mr. Still has extensive experience in corporate development having formerly served most recently as Executive Vice President, Chief Development Officer for GoldMining. Mr. Still graduated with a Bachelor of Science (First Class, Honours) from the University of New Brunswick and a Master of Science (Structural Geology) from Queen’s University. Mr. Still serves on the Technical Advisory Committee of Geoscience BC and is a member of Professional Engineers and Geoscientists British Columbia and Professional Geoscientists Ontario.

Garnet Dawson, Director

Mr. Dawson was appointed as a director on September 12, 2022, and serves as the Chairperson of our Compensation Committee. Mr. Dawson served as our President from 2015 through September 12, 2022. Mr. Dawson has neither served nor been appointed to any other roles for the Company since September 12, 2022. Since 2018, Mr. Dawson has served as a member of the board of directors of GoldMining Inc., a public company listed on the NYSE American and Toronto Stock Exchange; and Freegold Ventures Limited, a company listed on the Toronto Stock Exchange, since 2011. Mr. Dawson has also served as a member of the board of directors of Spanish Mountain Gold Ltd. since October 2022. He was Chief Executive Officer of GoldMining Inc. from 2014 to April 2021. Mr. Dawson is a geologist with 40 years of experience in the exploration and mining business working with senior and junior mining companies in the Americas, Europe, Africa and China. He has held executive roles with several Canadian mining companies including Chief Executive Officer of GoldMining Inc., Vice President, Exploration of Brazilian Gold Corporation and Vice President, Exploration of EuroZinc Mining Corporation. Prior to joining EuroZinc, he consulted internationally and held a number of positions with Battle Mountain Canada Inc., British Columbia Geological Survey and Esso Minerals Canada Ltd. Mr. Dawson is a registered Professional Geologist with Engineers & Geoscientists British Columbia and holds a Bachelor of Science degree in Geology from the University of Manitoba and a Master of Science degree in Economic Geology from the University of British Columbia.

Ross Sherlock, Director

Ross Sherlock was appointed as a director on September 12, 2022, and serves as a member of our Audit Committee and our Compensation Committee. Dr. Sherlock is a professional geologist with over 30 years of experience in the mining industry and academic research. Dr. Sherlock has served as a Full Professor and Research Chair in Exploration Targeting at the Harquail School of Earth Sciences, Laurentian University, Sudbury, since 2017. At Laureation, Dr. Sherlock is the Director of the Mineral Exploration Research Center and the Metal Earth project. Prior to this, he has held senior positions with major mining companies including Vice President, Geoscience at Kinross Gold Corp. from 2015 to 2016, Exploration Manager, North America at Gold Fields from 2008 to 2015, and Project Manager, Senior Geologist at Miramar Mining Corporation/Newmont Mining Corporation from 2004 to 2008. Prior to this, he was a Research Geoscientist at the Geological Survey of Canada and Senior Geologist at SRK Consulting Engineers. Dr. Sherlock completed a Post-Doctoral Fellowship at the University of British Columbia’s Mineral Deposits Research Unit, PhD at the University of Waterloo, MSc at Lakehead University, and BSc (Honors) at McMaster University, Canada. He is a member of Professional Engineers and Geoscientists British Columbia and Professional Geoscientists Ontario.

Lisa Wade, Director

Ms. Wade was appointed as a director on September 12, 2022, and serves as a member of our Nominating and Corporate Governance Committee and the Chairperson of our Sustainability Committee. Ms. Wade was appointed as a director of Liberty Gold Corp. on January 25, 2023, a public company listed on Toronto Stock Exchange. Ms. Wade served as a member of the board of directors of Gold Standard Ventures Corp., a public company listed on the NYSE American and Toronto Stock Exchange, prior to its acquisition by Orla Mining Ltd. from June 2021 to August 2022. Ms. Wade is an environmental engineer with over 25 years of experience in the mining industry. Ms. Wade has held environmental engineering, community relations, permitting, managerial and executive positions with a number of mining companies. From January 2005 to June 2019, Ms. Wade held increasingly senior positions at Goldcorp Inc., in Central America and then as Corporate Vice President, Environmental, Reclamation and Closure. Ms. Wade holds both a Bachelor of Science and Master of Science in Environmental Engineering from Montana Tech in Butte, Montana.

Laura Schmidt, Director

Ms. Schmidt was appointed as a director on September 12, 2022, and serves as a member of our Audit Committee, our Sustainability Committee and the Chairperson of our Nominating and Corporate Governance Committee. Ms. Schmidt is a global executive with over 30 years of worldwide experience in the oil/gas/new energy industry in Shell. She currently works in Supply Chain in Shell’s Integrated Gas and Upstream Directorate and has worked for Shell since 1990 in a variety of senior leadership roles across the globe. Ms. Schmidt has held numerous senior positions including V.P. Shell Alaska, V.P. Safety & Environment for Shell’s Integrated Gas & New Energies Directorate, Head of Audit for Shell’s Upstream and Projects & Technology Directorates, as well as engineering and operations positions. Ms. Schmidt holds a Bachelor of Science (cum laude) in Mechanical Engineering from Virginia Tech, a Master of Science in Environmental Engineering, and a Doctor of Jurisprudence (magna cum laude) from the University of Houston. She is a licensed Professional Engineer, licensed US Patent Attorney, and a licensed attorney in Colorado and Texas. She is a Member of the Chartered Institute of Procurement and Supply. After attending INSEAD’s International Directors Program, she obtained a Certificate in Corporate Governance. She is also an alumnus of Stanford’s Directors College and Harvard Business School’s Women on Boards Program.

Aleksandra Bukacheva, Director

Ms. Bukacheva was appointed as a director on September 12, 2022, and serves as a member of our Compensation Committee, our Nominating and Corporate Governance Committee, and the Chairperson of our Audit Committee. Ms. Bukacheva is currently a member of the board of directors of Probe Metals Inc., where she has served since June 7, 2022, and Montage Gold Corp. where she has served since September 2021, and was an independent director at Battle North Gold Corporation from April 2018 until May 2021 prior to its acquisition by Evolution Mining Limited. Ms. Bukacheva was Executive Vice President, Corporate Development of Element 29 Resources Inc., a junior explorer focused on copper resource development in Peru from September 2018 until November 2020. She was also a director of Gippsland Prospecting Pty. Ltd., a private Australian company, which was sold to Battery Minerals Limited in October 2020. From 2013 to 2016, Ms. Bukacheva was the Equity Research Analyst Base Metals at BMO Capital Markets. Ms. Bukacheva is the Managing Director of ABUK Consulting Corp., a resource investment and advisory company. Ms. Bukacheva received her Master of Science (MSc.) at the London School of Economics and Political Science in 2005. She also achieved a Certificate in Mining Studies at the University of British Columbia in 2016 and holds a Chartered Financial Analyst designation.

Term of Office

Directors serve until the next annual meeting of our stockholders and until their successors are elected and qualified. Officers are appointed to serve at the discretion of our board of directors.

Audit Committee

Our Audit Committee of the board of directors (the “Audit Committee”) is comprised of Aleksandra Bukacheva, Laurie J. Schmidt and Ross Sherlock, each of whom is independent pursuant to the rules of the Nasdaq Capital Market and under Rule 10A-3 of the Exchange Act. Aleksandra Bukacheva is an “audit committee” financial expert as defined by the rules and regulations of the SEC. Aleksandra Bukacheva serves as the Chairperson of the Audit Committee. The Audit Committee’s duties are specified in our Audit Committee charter, and include, but are not limited to:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	annually reviewing and reassessing the adequacy of our Audit Committee charter;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Audit Committee Independence

Our board of directors has determined that each member of our Audit Committee meets the independence requirements, including the heightened independence standards for members of the Audit Committee, of the Nasdaq Capital Market and Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) and under Rule 10A-3 of the Exchange Act. The Audit Committee will at all times be composed exclusively of “independent directors”, as defined for audit committee members under the rules of the Nasdaq Capital Market and the rules and regulations of the SEC, who are “financially sophisticated”. “Financially sophisticated” generally means having past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s being able to read, understand, and prepare fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, our board of directors will have to determine that each of the members of our Audit Committee is financially literate, including within the meaning of NI 52-110. Ms. Bukacheva has been identified as an audit committee financial expert as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee Information

Our nominating and corporate governance committee of the board of directors is comprised of Laurie J. Schmidt, Lisa Wade and Aleksandra Bukacheva, each of whom is independent pursuant to the rules of the Nasdaq Capital Market. Laurie J. Schmidt is the Chairperson of the nominating and corporate governance committee. The nominating and corporate governance committee will assist the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee’s duties are specified in our nominating and corporate governance committee charter, and include, but are not limited to:

● recommending nominees to the board for election by the stockholders, or for appointment to fill any vacancy on the board;

● reviewing annually with the board of directors the current structure and composition of the board committees with regards to characteristics such as independence, knowledge, skills, experience and diversity to ensure compliance with applicable criteria of the rules and regulations of the SEC and the Nasdaq Capital Market;

● making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and

● advising the board of directors periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

Our board of directors and nominating and corporate governance committee will review our strategies to determine the composition of the board of directors and the appropriate candidates to be nominated for election as directors at annual general meetings. This review will take into account the desirability of maintaining a balance of skills, experience and background.

In identifying new candidates for our board of directors, the nominating and corporate governance committee will consider what competencies and skills our board of directors, as a whole, should possess and assess what competencies and skills each existing director possesses, considering our board of directors as a group, and the personality and other qualities of each director, as these may ultimately determine the boardroom dynamic.

It will be the responsibility of the nominating and corporate governance committee to regularly evaluate the overall efficiency of our board of directors and our Chairman and all board committees and their chairs. As part of its mandate, the nominating and corporate governance committee will conduct the process for the assessment of our board of directors, each committee and each director regarding his, her or its effectiveness and contribution, and report evaluation results to our board of directors on a regular basis.

Insider Trading Policies

All of our executives, other employees and directors are subject to our insider trading restriction contained in our code of business conduct and ethics (the “Code of Conduct”), which prohibits trading in our securities while in possession of material undisclosed information about us. Under this policy, such individuals are also prohibited from entering into hedging transactions involving our securities, such as short sales, puts and calls. Furthermore, we permit executives, including our “named executive officers”, to trade in our securities, only during prescribed trading windows.

In addition, we have adopted an Insider Trading Policy, effective August 28, 2023, which govern the purchase, sale and other dispositions of our securities by our directors, officers, employees and consultants. The Insider Trading Policy is attached as Exhibit 14.2 to this Annual Report.

Code of Business Conduct and Ethics

We have the Code of Conduct, which applies to all of our employees, officers, and directors. This includes our chief executive officer, chief financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.us.goldmining.com and is attached as Exhibit 14.1 to this Annual Report. We intend to disclose on our website any future amendments of the Code of Conduct or waivers that exempt any executive officer, principal accounting officer or controller, persons performing similar functions, or our directors from provisions in the Code of Conduct. The Code of Conduct sets out our fundamental values and standards of behavior that are expected from our directors, officers and employees with respect to all aspects of our business. Its objective is to provide guidelines for maintaining our integrity, reputation and honesty with a goal of honoring others’ trust in us at all times.

Our Audit Committee is responsible for reviewing and evaluating the Code of Conduct periodically and will recommend any necessary or appropriate changes thereto to our board of directors for consideration.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our board of directors has established a Compensation Committee (the “Compensation Committee”) that operates under a written Charter approved by the board of directors. Our Compensation Committee of the board of directors is comprised of Garnet Dawson, Ross Sherlock and Aleksandra Bukacheva, and each of Dr. Sherlock and Ms. Bukacheva are independent pursuant to the rules of the Nasdaq Capital Market. Mr. Dawson serves as the Chairperson of the Compensation Committee. The independence of the Compensation Committee members is re-assessed regularly by our board of directors.

The Compensation Committee is responsible for establishing and administering our executive and director compensation.

The responsibilities of the Compensation Committee, as stated in its Charter, include the following:

●	review and approve our compensation guidelines and structure;

●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	review and approve on an annual basis the evaluation process and compensation structure for our other officers, including base compensation, bonus, incentive and equity compensation; and

●	periodically review and make recommendations to the board of directors regarding the compensation of non-management directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the board of directors for approval all compensation policies and compensation programs for the executive team.

Compensation Elements

The compensation program is designed to reward each executive based on individual, business and corporate performance and is also designed to incentivize such executives to drive the annual and long-term business goals of the organization to enhance our sustainable growth in a manner which is fair and reasonable to our stockholders.

The following key principles guide our overall compensation philosophy:

●	compensation is designed to align executives to the critical business issues facing us;
●	compensation is fair and reasonable to our stockholders and is set with reference to the local market;
●	the compensation design supports and rewards executives for entrepreneurial and innovative efforts and results;
●	an appropriate portion of total compensation is equity-based, aligning the interests of executives with our stockholders; and
●	compensation is transparent to the board of directors, executives and our stockholders.

As we recently completed our IPO, we do not currently assess our compensation through benchmarks or peer groups.

When reviewing the compensation of executive officers, our Compensation Committee considers the following objectives:

●	to engage individuals critical to our growth and success;
●	to reward performance of individuals by recognizing their contributions to our growth and achievements; and
●	to compensate individuals based on performance.

Our executive compensation program consists of Salaries; Bonuses; and Long-Term Equity Incentives.

Salaries: For executive officers who are offered compensation, the base salary is the foundation of such compensation and is intended to compensate competitively. The desire is for base salary to be high enough to secure talented, qualified and effective personnel which, when coupled with performance-based compensation, provides for a direct correlation between individual accomplishment and our success as a whole. Salaries are fixed and therefore not subject to uncertainty and are used as the base to determine other elements of compensation.

Bonuses: Annual bonuses are a variable component of total cash compensation, designed to reward executives for individual achievements, maximizing annual operating performance, including in relation to our acquisition and growth initiatives. Annual bonuses (if any) are discretionary and are to incentivize management during the year to take actions and make decisions within their control, and, as a result, the performance criteria do not include matters outside of the control of management, most notably commodity pricing.

Long-term Equity Incentives: Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period.

2023 Incentive Plan

The 2023 Incentive Plan was approved by our board of directors and adopted by us on February 6, 2023 (such date of effectiveness, the “Effective Date”). Unless sooner terminated by our board of directors, the 2023 Incentive Plan will terminate and expire on the tenth anniversary of the Effective Date. No award may be made under the 2023 Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date.

The purpose of the 2023 Incentive Plan is to provide an incentive for our employees, directors and certain consultants and advisors to remain in our service, to extend to them the opportunity to acquire an equity interest in us so that they will apply their best efforts for our benefit, and to aid us in attracting able persons to provide services to us. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance awards, restricted stock awards and other cash and equity-based awards.

Share Authorization. The aggregate number of shares of Common Stock issuable under the 2023 Incentive Plan in respect of awards is equal to 10% of the aggregate number of shares issued and outstanding determined as of the Effective Date, of which 100% of the available shares may be delivered pursuant to incentive stock options (the “ISO Limit”). Notwithstanding the foregoing, on the first trading date immediately following the issuance of any shares by the us to any person (the “Adjustment Date”), the number of shares of Common Stock available under the 2023 Incentive Plan shall be increased so that the total number of shares issuable under the 2023 Incentive Plan shall be equal to 10% of the total number of shares issued and outstanding, as determined as of the Adjustment Date, provided that no such adjustment shall have any effect on the ISO Limit, except for any adjustments summarized below.

Shares to be issued may be made available from authorized but unissued Common Stock, Common Stock held by us in our treasury, or Common Stock purchased by us on the open market or otherwise. During the term of the 2023 Incentive Plan, we will at all times reserve and keep enough Common Stock available to satisfy the requirements of the 2023 Incentive Plan. If an award under the 2023 Incentive Plan is cancelled, forfeited or expires, in whole or in part, the shares subject to such forfeited, expired or cancelled award may again be awarded under the 2023 Incentive Plan.

Awards that may be satisfied either by the issuance of Common Stock or by cash or other consideration shall be counted against the maximum number of shares of Common Stock that may be issued under the 2023 Incentive Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares of Common Stock. Shares of Common Stock otherwise deliverable pursuant to an award that are withheld upon exercise or vesting of an award for purposes of paying the exercise price or tax withholdings shall be treated as delivered to the participant and shall be counted against the maximum number of available shares. Awards will not reduce the number of shares of Common Stock that may be issued, however, if the settlement of the award will not require the issuance of shares of Common Stock. Only shares forfeited back to us, shares cancelled on account of termination, or expiration or lapse of an award, shall again be available for grant of incentive stock options under the 2023 Incentive Plan, but shall not increase the maximum number of shares described above as the maximum number of shares of Common Stock that may be delivered pursuant to incentive stock options.

Administration. The 2023 Incentive Plan is administered by the Compensation Committee or such other committee of the board of directors as is designated by the board of directors. Membership on the Compensation Committee shall include at least two independent directors who are “non-employee directors” in accordance with Rule 16b-3 under the Exchange Act. The Compensation Committee may delegate certain duties to one or more officers as provided in the 2023 Incentive Plan. The Compensation Committee will determine the persons to whom awards are to be made, determine the type, size and terms of awards, interpret the 2023 Incentive Plan, establish and revise rules and regulations relating to the 2023 Incentive Plan and make any other determinations that it believes necessary for the administration of the 2023 Incentive Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors whose judgment, initiative and efforts contributed to or may be expected to contribute to our successful performance are eligible to participate in the 2023 Incentive Plan.

Financial Effect of Awards. We will receive no monetary consideration for the granting of awards under the 2023 Incentive Plan, unless otherwise provided when granting restricted stock or restricted stock units. We will receive no monetary consideration other than the option price for Common Stock issued to participants upon the exercise of their stock options and we will receive no monetary consideration upon the exercise of stock appreciation rights.

Stock Options. The Compensation Committee is authorized to grant either incentive stock options qualifying under Section 422 of the Code or non-qualified stock options, provided that only our employees are eligible to receive incentive stock options. Stock options may not be granted with an option price less than 100% of the fair market value of a share of Common Stock on the date the stock option is granted. If an incentive stock option is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of a share of Common Stock on the date of grant. The Compensation Committee will determine the terms of each stock option at the time of grant, including without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Compensation Committee, except that the Compensation Committee may not grant stock options with a term exceeding 10 years.

Recipients of stock options may pay the option exercise price (i) in cash, check, bank draft or money order payable to us, (ii) by delivering to us Common Stock already owned by the participant having a fair market value equal to the aggregate option exercise price, (iii) by delivering to us or its designated agent an executed irrevocable option exercise form together with irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to us, to sell certain of the Common Stock purchased upon the exercise of the option or to pledge such shares to the broker as collateral for a loan from the broker and to deliver to us the amount of sale or loan proceeds necessary to pay the purchase price, and (iv) by any other form of valid consideration that is acceptable to the Compensation Committee in its sole discretion.

Stock Appreciation Rights. The Compensation Committee is authorized to grant stock appreciation rights (“SARs”) as a stand-alone award (or freestanding SARs), or in conjunction with stock options granted under the 2023 Incentive Plan (or tandem SARs). A SAR is the right to receive an amount equal to the excess of the fair market value of a share of Common Stock on the date of exercise over the exercise price. The exercise price may be equal to or greater than the fair market value of share of Common Stock on the date of grant. The Compensation Committee, in its sole discretion, will be permitted to place a ceiling on the amount payable on the exercise of a SAR, but any such limitation shall be specified at the time the SAR is granted. A SAR granted in tandem with a stock option will require the holder, upon exercise, to surrender the related stock option with respect to the number of shares as to which the SAR is exercised. The Compensation Committee will determine the terms of each SAR at the time of the grant, including without limitation, the methods by or forms in which the value will be delivered to participants (whether made in Common Stock, in cash or in a combination of both). The maximum term of each SAR, the times at which each SAR will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following termination of employment or service generally are fixed by the Compensation Committee, except that no freestanding SAR may have a term exceeding 10 years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR.

Restricted Stock and Restricted Stock Units. The Compensation Committee is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares that are transferred or sold by us to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant. Restricted stock units are the right to receive Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Compensation Committee, which include substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Compensation Committee will determine the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made, the number of shares or units to be granted, the price to be paid, if any, the time or times within which the shares covered by such grants will be subject to forfeiture, the time or times at which the restrictions will terminate, and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with us, the passage of time or other restrictions or conditions. The value of the restricted stock units may be paid in Common Stock, cash, or a combination of both, as determined by the Compensation Committee.

Performance Awards. The Compensation Committee is permitted to grant performance awards payable in cash, Common Stock, or a combination thereof at the end of a specified performance period. Payment will be contingent upon achieving pre-established performance goals (as discussed below) by the end of the performance period. The Compensation Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2023 Incentive Plan, and to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance. With respect to a performance award, if the Compensation Committee determines in its sole discretion that the established performance measures or objectives are no longer suitable because of a change in our business, operations, corporate structure, or for other reasons that the Compensation Committee deems satisfactory, the Compensation Committee may modify the performance measures or objectives and/or the performance period.

Other Awards. The Compensation Committee is permitted to grant other forms of awards payable in cash or Common Stock if the Compensation Committee determines that such other form of award is consistent with the purpose and restrictions of the 2023 Incentive Plan. The terms and conditions of such other form of award shall be specified by the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified by the grant.

Dividend Equivalent Rights. The Compensation Committee is permitted to grant a dividend equivalent right either as a component of another award or as a separate award. The terms and conditions of the dividend equivalent right shall be specified by the grant. Dividend equivalents credited to the holder of a dividend equivalent right shall be paid only as the applicable Award vests or may be deemed to be reinvested in additional Common Stock. Any such reinvestment shall be at the fair market value at the time thereof. Dividend equivalent rights may be settled in cash or Common Stock. No dividends or dividend equivalent rights may be granted with respect to stock options or SAR.

Performance Goals. Awards of restricted stock, restricted stock units, performance awards and other awards (whether relating to cash or Common Stock) under the 2023 Incentive Plan may be made subject to the attainment of performance goals relating to one or more business criteria, and may consist of one or more or any combination of the following criteria: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of our shares of Common Stock; return on assets, equity or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; or total return to stockholders (“Performance Criteria”). Any Performance Criteria may be used to measure our performance as a whole or any of our business units and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence, (iii) changes in tax or accounting regulations or laws, (iv) the effect of a merger or acquisition, as identified in our quarterly and annual earnings releases, or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with our financial statements, under generally accepted accounting principles, or under a methodology established by the Compensation Committee prior to the issuance of an award which is consistently applied and identified in the audited financial statements, including footnotes, or the Compensation Discussion and Analysis section of our annual report.

Vesting of Awards; Forfeiture; Assignment. The Compensation Committee, in its sole discretion, will be permitted to establish the vesting terms applicable to an award, subject in any case to the terms of the 2023 Incentive Plan. The Compensation Committee will be permitted to impose on any award, at the time of grant or thereafter, such additional terms and conditions as the Compensation Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The Compensation Committee will specify the circumstances under which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise determined by the Compensation Committee, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period.

Awards granted under the 2023 Incentive Plan generally will not be assignable or transferable except by will or by the laws of descent and distribution, except that the Compensation Committee may, in its discretion and pursuant to the terms of an award agreement, permit certain transfers of nonqualified stock options or SARs to: (i) the spouse (or former spouse), children or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (1) such Immediate Family Members and/or (2) entities which are controlled by the participant and/or Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such award is granted must be approved by the Compensation Committee and must expressly provide for such transferability and (z) subsequent transfers of transferred awards shall be prohibited except those by will or the laws of descent and distribution.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution, recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of the Common Stock or our other securities, issuance of warrants or other rights to purchase Common Stock or our other securities, or other similar corporate transaction or event affects the fair value of an award, then the Compensation Committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event (i) the number of shares and type of common stock (or the securities or property) which thereafter may be made the subject of awards, (ii) the number of shares and type of Common Stock (or other securities or property) subject to outstanding awards, (iii) the option price of each outstanding award, (iv) the amount, if any, we pay for forfeited Common Stock in accordance with the terms of the 2023 Incentive Plan, and (vi) the number of or exercise price of Common Stock then subject to outstanding SARs previously granted and unexercised under the 2023 Incentive Plan to the end that the same proportion of our issued and outstanding Common Stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided however, that the number of shares of Common Stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2023 Incentive Plan or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which we are subject.

Amendment or Discontinuance of the 2023 Incentive Plan. The board of directors will be permitted to, at any time and from time to time, without the consent of the participants, alter, amend, revise, suspend or discontinue the 2023 Incentive Plan in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2023 Incentive Plan and any awards under the 2023 Incentive Plan to continue to comply with Sections 421 and 422 of the Code (including any successors to such Sections, or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which our stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of our stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by the board of directors regarding amendment or discontinuance of the 2023 Incentive Plan may adversely affect any rights of any participants or our obligations to any participants with respect to any outstanding award under the 2023 Incentive Plan without the consent of the affected participant.

No Repricing of Stock Options or SARs. The Compensation Committee will not be permitted to, without the approval of our stockholders, “reprice” any stock option or SAR. For purposes of the 2023 Incentive Plan, “reprice” means any of the following or any other action that has the same effect: (i) amending a stock option or SAR to reduce its exercise price or base price, (ii) canceling a stock option or SAR at a time when its exercise price or base price exceeds the fair market value of a share of Common Stock in exchange for cash or a stock option, SAR, award of restricted stock or other equity award with an exercise price or base price less than the exercise price or base price of the original stock option or SAR, or (iii) taking any other action that is treated as a repricing under generally accepted accounting principles, provided that nothing shall prevent the Compensation Committee from (x) making adjustments to awards upon changes in capitalization, (y) exchanging or cancelling awards upon a merger, consolidation, or recapitalization, or (z) substituting awards for awards granted by other entities, to the extent permitted by the 2023 Incentive Plan.

Recoupment for Restatements. The Compensation Committee is permitted to recoup all or any portion of any shares or cash paid to a participant in connection with an award, in the event of a restatement of our financial statements as set forth in our clawback policy as may be amended by the board of directors from time to time.

Legacy Incentive Plan

On September 23, 2022, we adopted the Legacy Incentive Plan. On September 23, 2022, we granted awards of an aggregate of 635,000 Performance-Based Restricted Shares under the Legacy Incentive Plan to certain of our and GoldMining’s executive officers and directors. These awards are subject to performance based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of the date hereof, 349,250 of the 635,000 Performance-Based Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

The Performance-Based Restricted Shares were subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions were met. In addition, if such conditions are not met within applicable periods, the Performance-Based Restricted Shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. These conditions are:

(a) with respect to 15% of the Performance-Based Restricted Shares, if we did not complete equity financings in an aggregate amount of at least $15,000,000 prior to or concurrently with the earlier of: (i) the date that is two years after the grant date; and (ii) the occurrence of a liquidation event, as such term is defined in the Legacy Incentive Plan, or any merger with or sale of our outstanding shares or all or substantially all of our assets to a third-party, referred to as an “Exit Transaction”, provided that, for greater certainty, the following shall not be considered an Exit Transaction: (A) any amalgamation, merger or consolidation of our business with or into a related entity; (B) a transaction undertaken solely for the purpose of changing our place of domicile or jurisdiction of incorporation; (C) an equity financing; and (D) completion of an initial public offering, spin-off from GoldMining or other going public transaction, referred to as an “IPO Event”;

(b) with respect to 15% of the Performance-Based Restricted Shares, an IPO Event did not occur that valued our business at a minimum of $100,000,000 prior to the date that is two years after the grant date;

(c) with respect to 15% of the Performance-Based Restricted Shares, if the recipient of such award ceases to be our or our affiliates’ director, officer, employee or consultant, as applicable, at any time during the period from the date of grant of such award until the date that is two years after grant date;

(d) with respect to 15% of the Performance-Based Restricted Shares, if we have not re-established the Whistler Project camp and performed of a minimum of 10,000 meters of drilling prior to the date that is three years after the grant date;

(e) with respect to 15% of the Performance-Based Restricted Shares, if we have not achieved a share price of $15.00 prior to the date that is four years after the grant date;

(f) with respect to 15% of the Performance-Based Restricted Shares, if we have not achieved a $250,000,000 market capitalization (as determined pursuant to the Legacy Incentive Plan) prior to the date that is five years after the grant date; or

(g) with respect to 10% of the Performance-Based Restricted Shares, if we have not achieved a share price of $25.00 prior to the date that is six years after the grant date.

In the fiscal year ended November 30, 2023, the conditions in (a), (b) and (e) above were met. Accordingly, 45% of the originally granted Performance-Based Restricted Shares were released and no longer subject to restrictions.

Additionally, in the year ended November 30, 2023, our board of directors approved a modification to the above conditions under the Performance-Based Restricted Shares such that: (i) if both conditions in (f) and (g) above are met, then all other remaining unsatisfied conditions under the Performance-Based Restricted Shares will be deemed satisfied and the remaining Performance-Based Restricted Shares will be fully vested; and (ii) in the event that the Company files disclosure under S-K 1300 or NI 43-101 that includes an aggregate estimate of Mineral Resources for the Whistler Project or any other project of the Company in excess of 3,000,000 gold or gold equivalent ounces, then 30% of the initial number of Performance-Based Restricted Shares would no longer be subject to conditions and any remaining conditions will be reduced on a proportional basis.

Unless sooner terminated by our board of directors, the Legacy Incentive Plan will terminate and expire on the tenth anniversary of the date our board of directors adopted the Legacy Incentive Plan. No award may be made under the Legacy Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date.

The purpose of the Legacy Incentive Plan is to provide an incentive for our employees, directors and certain consultants and advisors to remain in our service, to extend to them the opportunity to acquire a proprietary interest in us so that they will apply their best efforts for our benefit, and to aid us in attracting able persons to enter our service. The Legacy Incentive Plan only provides for the grant of restricted stock awards.

No further awards will be made under Legacy Incentive Plan.

Share Authorization. Subject to certain adjustments, we had reserved an aggregate of 1,000,000 shares of Common Stock for the issuance of awards under the Legacy Incentive Plan. As of the date hereof, 349,250 Performance-Based Restricted Shares, that are subject to cancellation if certain performance conditions are not met, are still outstanding under the Legacy Incentive Plan.

Shares to be issued may be made available from authorized but unissued Common Stock, Common Stock held by us in our treasury, or Common Stock purchased by us on the open market or otherwise. During the term of the Legacy Incentive Plan, we will at all times reserve and keep enough Common Stock available to satisfy the requirements of the Legacy Incentive Plan. If an award under the Legacy Incentive Plan is cancelled, forfeited or expires, in whole or in part, the shares subject to such forfeited, expired or cancelled award may again be awarded under the Legacy Incentive Plan.

Administration. The Legacy Incentive Plan was administered by our board of directors. Our board will determine the persons to whom awards are to be made, determine the type, size and terms of awards, interpret the Legacy Incentive Plan, establish and revise rules and regulations relating to the Legacy Incentive Plan and make any other determinations that it believes necessary for the administration of the Legacy Incentive Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and our non-employee directors whose judgment, initiative and efforts contributed to or may be expected to contribute to our successful performance are eligible to participate in the Legacy Incentive Plan.

Other Non-Cash Compensation

We provide standard health benefits to its executive officers, including medical, dental and disability insurance.

Our other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Executive Compensation

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the 2023 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who were no longer serving as an executive officer at the end of the 2023 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”).

Tim Smith, Chief Executive Officer and President

Mr. Smith was appointed as our Chief Executive Officer and President on September 12, 2022. In September 2022, Mr. Smith received 50,000 Performance-Based Restricted Shares under the Legacy Incentive Plan. As of the date hereof, 45% of these Performance-Based Restricted Shares (22,500 Performance-Based Restricted Shares) had vested, per the terms of the Performance-Based Restricted Shares, and no longer subject to such restrictions as a result of the satisfaction of a condition resulting from completion of the IPO. The remainder of such Performance-Based Restricted Shares are subject to surrender and cancelation if certain performance conditions are not met. In connections with the receipt of the 50,000 Performance-Based Restricted Shares, on September 23, 2022, Mr. Smith waived his entitlement to an option to purchase up to 10,000 shares of Common Stock included in his employment agreement. Mr. Smith’s compensation for serving as an executive officer is disclosed below in the “Summary Compensation Table”.

Tyler Wong, Interim Chief Financial Officer, Secretary and Treasurer

Mr. Wong was appointed as our Interim Chief Financial Officer, Secretary and Treasurer on April 11, 2023. Mr. Wong is retained according to an employment arrangement with us, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. Our compensation policy for Mr. Wong is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Wong’s expertise to the Company.

Pat Obara, Former Secretary, Treasurer and Chief Financial Officer

We appointed Pat Obara as our Secretary, Treasurer and Chief Financial Officer on October 29, 2015, effective as of the same date. Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara resigned as Secretary, Treasurer and Chief Financial Officer on April 11, 2023, and his compensation for serving as a former executive officer of the Company is disclosed below in the “Summary Compensation Table”.

Retirement, Resignation or Termination Plans

Executive officers with contracts for services have notice requirements which permit pay in lieu of notice.

Each of our executive services arrangements contemplates the case of termination due to various provisions whereby the named executive officers will receive termination payments, as described below under the heading “Executive Services Agreements”.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure that our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

●	appointed a Compensation Committee which is composed of a majority of independent directors to oversee the executive compensation program;

●	the use of performance based long-term incentive compensation to encourage a focus on long-term corporate performance;

●	disclosure of executive compensation to stakeholders; and

●	established a clawback policy applicable to all cash and equity incentive compensation.

We adopted a Clawback Policy, effective November 16, 2023, as an additional safeguard to mitigate compensation risks (the “Clawback Policy”). The Clawback Policy requires that any incentive compensation (including both cash and equity compensation) paid to any current or former “executive officer” during the three years preceding a financial year restatement is subject to recoupment if: the incentive compensation was calculated based on financial statements that were required to be restated due to material noncompliance with financial reporting requirements, without regard to any fault or misconduct; and that noncompliance resulted in overpayment of the incentive compensation within the three fiscal years preceding the date the restatement was required.

The brief overview above is qualified in its entirety by reference to the full text of our Clawback Policy, which is attached as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table sets forth all compensation paid, payable, awarded, granted, given or otherwise provided, directly or indirectly, by the Company to our Named Executive Officers for the fiscal year ended November 30, 2023.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock-based Awards (2) ($)		Option Awards (3) ($)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total($)
Tim Smith (4) President and Chief Executive Officer	2023	92,531	—	—		—	—	—	—		92,531
	2022	20,113	—	6,900	(5)	—	—	—	—		27,013
Tyler Wong (6) Secretary, Treasurer and Interim Chief Financial Officer	2023	25,909	—			33,443	—	—	40,713	(9)	100,065
	2022	—	—	—		—	—	—	—		—
Patrick Obara (7) Former Chief Financial Officer	2023	—	—	—		—	—	—	—		—
	2022	—	—	5,520	(8)	—	—	—	—		5,520

(1)	Salary paid to Mr. Smith, and Mr. Wong are in Canadian dollars. For the purposes hereof, such amounts have been converted from U.S. dollars to Canadian dollars based upon an exchange rate of C$1.3509 per U.S. dollar, being the weighted average exchange rate for the period from December 1, 2022, to November 30, 2023. Mr. Smith’s base salary is C$125,000 per annum and Mr. Wong’s base salary is C$60,000 per annum.
(2)	These amounts represent the aggregate grant date fair value of Performance-Based Restricted Shares. The grant date fair value is calculated based on our net assets at the time of the grant, the proportion of Performance-Based Restricted Shares in total shares and expected possibility that vesting conditions will be met, adjusted for minority shareholder discount and liquidity discount.
(3)	These amounts represent the aggregate grant date fair value of options, which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the options granted on May 4, 2023: exercise price: $10.00; expected risk free interest rate: 3.47%; expected annual volatility: 64.34%; expected life in years: 3.0; expected annual dividend yield: 0%; and Black-Scholes value: $4.1803.
(4)	Mr. Smith was appointed as President and Chief Executive Officer on September 12, 2022, effective as of the same date.
(5)	In September 2022, we issued 50,000 Performance-Based Restricted Shares to Mr. Smith. The grant date fair market value for each Performance-Based Restricted Share is $0.1380 per share. The fair value is calculated based on our net assets at the time of the grant on September 23, 2022. 22,500 of these Performance-Based Restricted Shares have vested and are no longer subject to such restrictions as a result of the satisfaction of a condition. 27,500 Performance-Based Restricted Shares remain unvested and subject to certain conditions. See “- Legacy Incentive Plan” for more information.
(6)	Mr. Wong was appointed as Interim Chief Financial Officer, Secretary and Treasurer on April 11, 2023, effective as of the same date.
(7)	Mr. Obara resigned as Chief Financial Officer, Secretary and Treasurer on April 11, 2023, effective as of the same date.
(8)	In September 2022, we issued 40,000 Performance-Based Restricted Shares to Mr. Obara. The grant date fair market value for each Performance-Based Restricted Share is $0.1380 per share. The fair value is calculated based on our net assets at the time of the grant on September 23, 2022. 18,000 of these Performance-Based Restricted Shares have vested and are no longer subject to such restrictions as a result of the satisfaction of a condition. 22,000 Performance-Based Restricted Shares remain unvested and subject to certain conditions. See “- Legacy Incentive Plan” for more information.
(9)	These amounts represent the aggregate amount paid to Mr. Wong for (i) his services to the Company for the period from December 1, 2022, to April 1, 2023, and (ii) one time signing bonus in connection with his appointment as Interim Chief Financial Officer, Secretary and Treasurer.

Outstanding Share-based Awards and Option-based Awards

The following table states the name of each Named Executive Officers and option-based and share-based awards outstanding as of the financial year ended November 30, 2023.

		Option-based Awards (1)			Share-based Awards (2)
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)(3)	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised in-the-money Options ($)	Number of Shares or Units of Shares That Have Not Vested (#)		Market or Payout Value of Share-based Awards That Have Not Vested ($)(4)	Market or Payout Value of Vested Share-based Awards Not Paid Out or Distributed ($)
Tim Smith President and Chief Executive Officer					27,500	(5)	210,375
Tyler Wong Secretary, Treasurer and Interim Chief Financial Officer	4,000	10.00	May 4, 2028
Patrick Obara Former Chief Financial Officer					22,000	(6)	168,300

(1)	Options expiring on May 4, 2028, were granted on May 4, 2023, and vest as to 25% immediately and on each day that is the 6, 12 and 18 month anniversary of the date of grant. As of November 30, 2023, options to purchase up to an aggregate of 4,000 shares of Common Stock held by Mr. Wong have vested.
(2)	The share-based awards consist of Performance-Based Restricted Shares. Each Performance-Based Restricted Share entitles the holder to receive one share of Common Stock upon certain conditions being met. Please see “- Legacy Incentive Plan” for more information.
(3)	Each option entitles the holder to one share of Common Stock upon exercise.
(4)	The value shown is based on the closing price of $7.65 per share of our Common Stock on November 30, 2023, as reported on the Nasdaq Capital Market.
(5)	In September 2022, we issued 50,000 Performance-Based Restricted Shares to Mr. Smith. 22,500 of these Performance-Based Restricted Shares have vested and are no longer subject to such restrictions as a result of the satisfaction of a condition. 27,500 Performance-Based Restricted Shares are subject to certain conditions. See “- Legacy Incentive Plan” for more information.
(6)	In September 2022, we issued 40,000 Performance-Based Restricted Shares to Mr. Obara. 18,000 of these Performance-Based Restricted Shares have vested and are no longer subject to such restrictions as a result of the satisfaction of a condition. 22,000 Performance-Based Restricted Shares are subject to certain conditions. See “- Legacy Incentive Plan” for more information.

Incentive Plan Awards - Value Vested or Earned During the Year

The table below discloses the aggregate dollar value that would have been realized by a named executive officer if Options under Option-based awards had been exercised on the vesting date, as well as the aggregate dollar value realized upon vesting of Share-based awards by a named executive officer.

	Option Awards		Share-based Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares or units of Shares That Have Vested (#) (1)	Value Realized on Vesting ($)(1)
Tim Smith President and Chief Executive Officer			22,500 (2)	249,150 (2)
Tyler Wong Secretary, Treasurer and Interim Chief Financial Officer			-	-
Patrick Obara Former Chief Financial Officer			18,000 (3)	199,320 (3)

(1)	Consists of Performance-Based Restricted Shares, where the underlying conditions were satisfied in the year ended November 30, 2023. See “- Legacy Incentive Plan” for more information.
(2)	Consists of 15,000 Performance-Based Restricted Shares which vested on April 24, 2023, at a market price of $9.15 based on the closing price of our shares of Common Stock on the Nasdaq Capital Market on such date and 7,500 Restricted Shares which vested on May 15, 2023, at a market price of $14.92 based on the closing price of our shares of Common Stock on the Nasdaq Capital Market on such date.
(3)	Consists of 12,000 Performance-Based Restricted Shares which vested on April 24, 2023, at a market price of $9.15 based on the closing price of our shares of Common Stock on the Nasdaq Capital Market on such date and 6,000 Performance-Based Restricted Shares which vested on May 15, 2023, at a market price of $14.92 based on the closing price of our shares of Common Stock on the Nasdaq Capital Market on such date.

No Pension Benefits

We do not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with their retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

The annual cash component of the board compensation package was set at $10,000 per annum. The directors’ fees have been paid quarterly at the end of each financial quarter, effective as of April 24, 2023. Other than directors’ fees, no committee fees have been provided to the committee members.

The following table sets forth information relating to compensation paid to the directors during the fiscal year ended November 30, 2023.

Name	Fees Earned Or Paid In Cash ($)	Share-Based Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Alastair Still (2)	—	—	—	—	—	—	—
Garnet Dawson	6,033	—	—	—	—	—	6,033
Ross Sherlock	6,033	—	41,803	—	—	—	47,836
Lisa Wade	6,033	—	41,803	—	—	—	47,836
Laura Schmidt	6,033	—	41,803	—	—	—	47,836
Aleksandra Bukacheva	6,033	—	41,803	—	—	—	47,836

(1)	For the year ended November 30, 2023, these amounts represent the aggregate grant date fair value of options, which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the options granted on May 4, 2023: exercise price: $10.00; expected risk free interest rate: 3.47%; expected annual volatility: 61.34%; expected life in years: 3.0; expected annual dividend yield: 0%; and Black-Scholes value: $4.1803. The options vest as to 25% immediately and on each day which is 6, 12 and 18 months from the date of grant. On May 4, 2023, options to purchase up to 10,000 shares of Common Stock were granted to Mr. Sherlock, options to purchase up to 10,000 shares of Common Stock to Ms. Wade, options to purchase up to 10,000 shares of Common Stock were granted to Ms. Schmidt and options to purchase up to 10,000 shares of Common Stock were granted to Ms. Bukacheva.

(2)	For the year ended November 30, 2023, Mr. Still did not receive compensation from us for his services as a director.

Executive Services Agreements

Smith Employment Arrangement

On August 4, 2022, GoldMining entered into an amended and restated employment agreement with Mr. Smith, effective April 7, 2022, regarding his employment with GoldMining as Vice President, Exploration, and his appointment as our Chief Executive Officer. Pursuant to arrangements between us and GoldMining, we pay Mr. Smith C$125,000 per annum, being one half of his base salary under his employment agreement. The agreement had an initial term of twelve months and will continue and remain in effect until terminated pursuant to the provisions therein. The agreement may be terminated by Mr. Smith on at least 60 days’ prior written notice to GoldMining during the first twelve months of the term. Following the first twelve months of the term, the agreement may be terminated by Mr. Smith, as noted, or by GoldMining on at least 30 days’ prior written notice to Mr. Smith. If terminated by GoldMining, such termination is subject to applicable notice periods under the laws of the Province of British Columbia, Canada, including the common law applicable therein. The agreement may be terminated by GoldMining for cause, as such term is interpreted at common law, at any time, without notice or payment in lieu thereof.

The agreement provides that Mr. Smith will be eligible to participate, from time to time, in long-term compensation and incentive plans and other benefit plans, as may be adopted and implemented from time to time on a basis commensurate with his position and responsibilities.

In September 2022, Mr. Smith received 50,000 Performance-Based Restricted Shares under the Legacy Incentive Plan. As of the date hereof, 45% of these Performance-Based Restricted Shares, or 22,500 shares, have vested per the terms of the Performance-Based Restricted Shares and no longer subject to such restrictions as a result of the satisfaction of a condition resulting from completion of the IPO. The remainder of such Performance-Based Restricted Shares are subject to surrender and cancelation if certain performance conditions are not met. In connections with the receipt of the 50,000 Performance-Based Restricted Shares on September 23, 2022, Mr. Smith waived his entitlement to an option to purchase up to 10,000 shares of Common Stock included in his employment agreement.

Wong Employment Arrangement

On July 25, 2023, our subsidiary, US GoldMining Canada Inc., entered into an employment agreement with Mr. Wong, effective May 1, 2023, regarding his appointment as our Interim Chief Financial Officer. Pursuant to such agreement, we pay Mr. Wong a base salary of C$60,000 per annum. Additionally, pursuant to his employment agreement, we paid Mr. Wong C$40,000 for his services for the period from December 1, 2022, to April 1, 2023, and a one-time signing bonus of C$15,000 in connection with his appointment as Interim Chief Financial Officer, Secretary and Treasurer on April 11, 2023. The agreement will continue and remain in effect until terminated pursuant to the provisions therein. The agreement may be terminated by Mr. Wong with at least 30 days’ prior written notice to the Company, or by US GoldMining Canada Inc with at least 60 days’ prior written notice to Mr. Wong. If terminated by US GoldMining Canada Inc., such termination is subject to applicable notice periods under the laws of the Province of British Columbia, Canada, including the common law applicable therein. The agreement may be terminated by US GoldMining Canada Inc. for cause, as such term is interpreted at common law, at any time, without notice or payment in lieu thereof.

The agreement provides that Mr. Wong will be eligible to participate, from time to time, in short-term incentive compensation programs and other benefit plans, as may be adopted and implemented from time to time on a basis commensurate with his position and responsibilities.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis contained under “Compensation Discussion and Analysis” herein with our management. Based on that review and those discussions, the Compensation Committee recommended to the board of directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by Garnet Dawson, Ross Sherlock and Aleksandra (Sasha) Bukacheva, who comprise our Compensation Committee.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during the year ended November 30, 2023, was a current or former officer or employee or engaged in certain transactions with us required to be disclosed by regulations of the SEC. Additionally, during the year ended November 30, 2023, there were no Compensation Committee “interlocks”, which generally means that none of our executive officers served: (i) as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of [February 21], 2024, by:

●	each person who is known by us to beneficially own more than 5% of our Common Stock;
●	each of our named executive officers and directors; and
●	all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 12,398,709 Common Stock outstanding as of February 21, 2024.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of Common Stock that are exercisable or convertible within 60 days following February 21, 2024, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Named Executive Officers:

Alastair Still 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	115,200 (2)	*

Garnet Dawson 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	20,000 (3)	*

Ross Sherlock 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	5,000 (4)	*

Lisa Wade 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	5,000 (4)	*

Laura Schmidt 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	5,000 (4)	*

Aleksandra Bukacheva 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	7,000 (5)	*

Tim Smith 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	57,000 (6)	*

Tyler Wong 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	4,000 (7)	*

Pat Obara 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	40,000 (8)	*

All directors and executive officers as a group (8 persons)	218,200 (9)	1.76%

Major Stockholders:

GoldMining 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	10,000,751(10)	80.7%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of Common Stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, Common Stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares of Common Stock outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding Common Stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding as of the date hereof. As of February 21, 2024, there were 12,398,709 shares of Common Stock issued and outstanding.
(2)	This figure represents 52,600 shares of Common Stock, Warrants to purchase 7,600 shares of Common Stock and 55,000 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met.
(3)	This figure represents 9,000 shares of Common Stock and 11,000 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met.
(4)	This figure represents stock options to purchase up to an aggregate of 5,000 shares of Common Stock, which have vested or will vest within 60 days of the date hereof.
(5)	This figure represents 1,000 shares of Common Stock, Warrants to purchase 1,000 shares of Common Stock and stock options to purchase up to an aggregate of 5,000 shares of Common Stock, which have vested or will vest within 60 days of the date hereof.
(6)	This figure represents 26,000 shares of Common Stock, Warrants to purchase 3,500 shares of Common Stock and 27,500 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met.
(7)	This figure represents stock options to purchase up to an aggregate of 4,000 shares of Common Stock, which have vested or will vest within 60 days of the date hereof.
(8)	This figure represents 18,000 shares of Common Stock and 22,000 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met.
(9)	This figure represents (i) 88,600 shares of Common Stock; (ii) Warrants to purchase 12,100 shares of Common Stock (iii) 93,500 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met, (iv) stock options to purchase up to an aggregate of 24,000 shares of Common Stock, which have vested or will vest within 60 days of the date hereof.
(10)	This information is based on Form 4s filed with the SEC on April 21, 2023, and May 23, 2023, as amended on February 20, 2024.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended November 30, 2023, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, except with respect to GoldMining Inc. in connection with 29,709 shares of Common Stock acquired by it on April 22, 2023, where a corresponding Form 4 was not filed until after the expiry of the prescribed period for such filing due to a clerical error.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as described in this Annual Report, in each of the fiscal years ended November 30, 2023, and 2022, we were not involved in any transactions, and are not involved in any currently proposed transaction, in which we are or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of the end of our last fiscal year.

In addition to the compensation arrangements discussed under “Item 11. Executive Compensation” the following is a description of the material terms of: (i) those transactions within the last two fiscal years to which we are party and in which any of our directors, executive officers or stockholders that beneficially own or control (directly or indirectly) more than 10% of any class of series of our outstanding voting securities, or any associate or affiliate of the forgoing persons, has, had or will have a direct or indirect material interest; and (ii) any other material contracts, other than contracts entered into in the ordinary course of business, to which we were a party within the last two fiscal years.

Initially GoldMining planned to utilize U.S. Goldmining Inc. or “US Gold Canada”, a company organized under the federal laws of Canada, as the entity to pursue a going public transaction to separate the Whistler Project. However, after reviewing its corporate structure, a determination was made to pursue an initial public offering directly through the Company. In September 2022, in recognition of past service and to incentivize the execution of our business plan, our growth and the completion of the IPO, US Gold Canada awarded Performance-Based Restricted Share awards consisting of 585,000 Performance-Based Restricted Shares to certain of our and GoldMining’s executive officers and directors. As a result of our pursuit of an initial public offering, in September 2022, we agreed to issue an equal number of shares of our performance based Common Stock and issued a further 50,000 Performance-Based Restricted Shares to a member of our management. The restrictions and performance-based conditions were substantially the same as those governing the Performance-Based Restricted Shares previously awarded by US Gold Canada. In connection therewith, in September 2022, we issued 635,000 Performance-Based Restricted Shares to certain of our and GoldMining’s executive officers and directors and consultant under the Legacy Incentive Plan.

In January 2021, we issued a 1.0% NSR royalty to Gold Royalty Corp. pursuant to an agreement entered into with GoldMining. In consideration for our agreement to issue such royalty, GoldMining agreed to, among other things, fund certain qualifying exploration expenditures in an amount of up to $2,570,700, subject to the terms and conditions therein. Such commitment was later assigned and assumed by US Gold Canada and BRI Holdings, two of our parent companies at the time prior to their dissolution into GoldMining. In September 2022, GoldMining and we agreed to fully settle the funding commitment against certain amounts previously advanced by it to us and in satisfaction of a return of capital declared by us. In September 2022, we and GoldMining agreed to fully settle the outstanding funding commitment of $2,254,486 against certain amounts previously advanced by GoldMining to us in the amount of $1,158,143 and in satisfaction of a $1,096,343 return of capital of $1,096,343 declared by us.

In the fiscal years ended November 30, 2023 and 2022, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining which owns approximately 79.7% of our outstanding shares and shares certain common directors and officers. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the years ended November 30, 2023 and 2022, the allocated costs from GoldMining to us were $100,807 and $147,349, respectively. Out of the allocated costs, $54,348 and $60,065 for the years ended November 30, 2023 and 2022, respectively, were noncash share-based compensation costs. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

For the fiscal year ended November 30, 2023, the amounts advanced to us and paid on our behalf by GoldMining totaled $1,003,142. In May 2023, we repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time. For the year ended November 30, 2022, repayable amounts advanced to us and paid on our behalf by GoldMining totaled $1,341,445, of which $1,158,143 was settled against the funding commitment. As of November 30, 2023, the loan payable to GoldMining Inc. was $0 ($677,783 as of November 30, 2022).

For the year ended November 30, 2022, the Company declared a return of capital to GoldMining of $1,096,343, which resulted in federal withholding taxes payable of $173,889, of which $57,702 was paid during the year ended November 30, 2022. Pursuant to the return of capital, a note payable was issued to GoldMining in the amount of $1,096,343, which was subsequently retired as a part of the settlement of the remaining funding commitment to the Company in the amount of $2,254,486, which included the settlement of amounts previously advanced by GoldMining to us in the amount of $1,158,143.

During the year ended November 30, 2023, our board of directors approved a service agreement with Blender Media Inc. (“Blender”), a company controlled by a direct family member of the co-chairman and a director of GoldMining. During the years ended November 30, 2023 and 2022, we incurred $233,978 and $16,957, respectively, in general and administrative costs, paid to Blender for services related to information technology, corporate branding, advertising, media, website design, maintenance and hosting, provided by Blender to the Company, which are within industry standards. As of November 30, 2023, prepaid expenses and deferred costs included service fees prepaid to Blender in the amount of $169,899 ($0 as of November 30, 2022).

During the years ended November 30, 2023, and 2022, share-based compensation costs included $31,127 and $3,516, respectively, in amounts incurred for the co-chairman and a director of GoldMining for performance based Restricted Shares granted in September 2022.

GoldMining acquired 122,490 Units in the IPO at a price of $10 per Unit for a total gross consideration of $1,224,900, before deducting commissions and estimated offering expenses.

Related party transactions are based on the amounts agreed to by the parties. During the years ended November 30, 2023, and 2022, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Director Independence

Under the rules of the Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under Canadian National Instrument 58-101 – Disclosure of Corporate Governance Practice, (“NI 58-101”).

Our board of directors has determined that Ross Sherlock, Lisa Wade, Aleksandra Bukacheva and Laurie J. Schmidt are “independent directors” as defined under the applicable rules and regulations of the SEC, the listing requirements and rules of the Nasdaq Capital Market and applicable Canadian requirements, representing four of our six directors. Under the applicable rules of the Nasdaq Capital Market and NI 58-101, Alastair Still and Garnet Dawson are not considered independent by virtue of their prior executive positions with or current executive positions with the Company or GoldMining.

Item 14. Principal Accountant Fees and Services

Deloitte LLP has served as our independent registered public accountants since January 26, 2023 and audited the Company’s financial statements for the fiscal year ended November 30, 2023 and 2022.

Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended November 30, 2023 (In CAD)	Year Ended November 30, 2022 (In CAD)
Audit Fees	$172,000	$100,000
Audit Related Fees	80,000	50,000
Tax Fees	-	-
Total	$252,000	$150,000

Audit Fees. Audit fees consist of aggregate fees for professional services in connection with the audit of our annual financial statements and quarterly reviews of our interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. Audit-related fees consist of services in connection with the Company’s initial public offering. Audit-Related fees incurred for services rendered by Deloitte LLP for the fiscal years ended November 30, 2023 and 2022 were C$80,000 and C$50,000, respectively.

Tax Fees. Tax fees consist of aggregate fees for professional services for tax compliance, tax advice and tax planning, primarily, fees related to tax preparation services.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by our independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by our independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, Deloitte LLP, for the fiscal year ended November 30, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1208)

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity (Deficit)

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules.

[None]

(3)	Exhibits:

Exhibit	Description of Exhibit

3.1	Articles of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
3.2	Amendment No. 1 to Articles of Incorporation. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
3.3	Bylaws. Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.1	Specimen common stock certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.2	Form of Warrant. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.3*	Warrant Agency Agreement between the Company and Continental Stock Transfer & Trust Company dated March 9, 2023.
10.1#	Amended and Restated Employment Agreement of Tim Smith dated August 4, 2022, by and between GoldMining Inc. and Tim Smith. Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.2#	Legacy Incentive Plan. Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.3#	2023 Incentive Plan. Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.4#	Form of Indemnification Agreement for Directors and Officers. Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.5#	Form of Legacy Incentive Plan Restricted Stock Award Agreement. Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.6	Underwriting Agreement by and among the Company, H.C. Wainwright & Co. LLC, BMO Capital Markets Corp., Laurentian Bank Securities Inc. and Sprott Capital Partners LP dated April 19, 2023. Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 21, 2023 (File No. 001-41690) and incorporated by reference herein.
10.7#*	Employment Agreement dated July 25, 2023, by and between the US GoldMining Canada Inc. and Tyler Wong.
10.8#*	Form of 2023 Incentive Plan Incentive Stock Option Award Agreement.
10.9#*	Form of Amendment to Restricted Stock Award Agreement pursuant to the Legacy Incentive Plan.
14.1*	Code of Business Conduct and Ethics.
14.2*	Insider Trading Policy.
21.1*	List of Significant Subsidiaries.
23.1*	Consent of Tim Smith.
23.2*	Consent of Sue Bird.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
95*	Mine Safety Disclosure.
96.1	S-K 1300 Technical Report Summary, Initial Assessment for the Whistler Project. Filed as Exhibit 96.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLDMINING INC.

Date: February 21, 2024	By:	/s/ Tim Smith
	Name:	Tim Smith
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Smith	Chief Executive Officer and President	February 21, 2024
Tim Smith	(Principal Executive Officer)

/s/ Tyler Wong	Interim Chief Financial Officer, Secretary and Treasurer	February 21, 2024
Tyler Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alastair Still	Chairman of the Board	February 21, 2024
Alastair Still

/s/ Garnet Dawson	Director	February 21, 2024
Garnet Dawson

/s/ Ross Sherlock	Director	February 21, 2024
Ross Sherlock

/s/ Lisa Wade	Director	February 21, 2024
Lisa Wade

/s/ Laurie J. Schmidt	Director	February 21, 2024
Laurie J. Schmidt

/s/ Aleksandra Bukacheva	Director	February 21, 2024
Aleksandra Bukacheva

U.S. GoldMining Inc.

(formerly BRI Alaska Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended November 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of U.S. Goldmining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Goldmining Inc. (formerly, BRI Alaska Corp.) and subsidiaries (the “Company”) as of November 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows, for each of the two years in the period ended November 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

February 21, 2024

We have served as the Company’s auditors since 2023.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	Notes	November 30, 2023	November 30, 2022

Current assets
Cash and cash equivalents	3	$11,401,338	$54,508
Restricted cash	3	86,870	-
Other receivables	4	115,113	68,000
Inventories		27,249	-
Prepaid expenses and deferred costs	5	375,933	107,111
Total current assets		12,006,503	229,619

Exploration and evaluation assets	8	31,392	-
Operating lease right-of-use assets, net	7	135,728	-
Property and equipment, net	6	850,130	-
Total assets		$13,023,753	$229,619

Current liabilities
Accounts payable		$197,978	$466,127
Accrued liabilities		112,048	26,922
Current portion of lease liabilities	7	17,268	-
Withholdings taxes payable		180,863	116,187
Income tax payable	15	4,918	-
Due to GoldMining	16	-	677,783
Total current liabilities		513,075	1,287,019

Lease liabilities	7	118,087	-
Asset retirement obligations	10	179,880	225,871
Total liabilities		811,042	1,512,890

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at November 30, 2023 and November 30, 2022; 12,398,709 and 10,135,001 shares issued and outstanding as at November 30, 2023 and November 30, 2022	11	12,399	10,135
Additional paid-in capital		26,678,252	3,827,957
Accumulated deficit		(14,477,940)	(5,121,363)
Total stockholders’ equity (deficit)		12,212,711	(1,283,271)
Total liabilities and stockholders’ equity (deficit)		$13,023,753	$229,619

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

		Year Ended November 30
	Notes	2023	2022
Operating expenses
Exploration expenses	8	$5,054,500	$543,322
General and administrative expenses	9	4,670,248	1,172,810
Accretion	10	21,051	19,255
Depreciation	6	30,959	-
Total operating expenses		9,776,758	1,735,387
Loss from operations		(9,776,758)	(1,735,387)

Other income (expenses)
Interest income		426,919	-
Foreign exchange loss		(1,801)	(3,270)
Net loss for the year before tax		$(9,351,640)	$(1,738,657)
Current income tax expense	15	(4,937)	-
Net loss for the year		$(9,356,577)	$(1,738,657)

Loss per share
Basic and diluted	12	$(0.82)	$(0.17)

Weighted average shares outstanding[1]
Basic and diluted		11,480,346	9,937,248

The accompanying notes are an integral part of these consolidated financial statements.

[1]	The shares and associated amounts have been retrospectively restated to reflect a 2.714286-for-1 stock split of each issued and outstanding share of Common Stock, an increase in its authorized shares of Common Stock from 10,000,000 to 300,000,000, as well as the increase in par value to $0.001, which occurred in September 2022 (see Note 11).

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended November 30
	2023	2022
Net cash provided by (used in):

Operating activities
Net loss for the year	$(9,356,577)	$(1,738,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	21,051	19,255
Depreciation	30,959	-
Share-based compensation	423,831	65,303
Non-cash lease expenses	10,735	-
Foreign exchange translation gain	1,616	-
Changes in operating assets and liabilities
Inventories	(27,249)	-
Prepaid expenses and deferred costs	(307,963)	(90,074)
Other receivables	(47,113)	(68,000)
Accounts payable	(268,149)	466,102
Accrued liabilities	85,126	23,922
Income tax payable	4,918	-
Net cash used in operating activities	(9,428,815)	(1,322,149)

Investing activities
Construction of camp structures	(866,140)	-
Purchase of equipment	(113,383)	-
Net cash used in investing activities	(979,523)	-

Financing activities
Proceeds from initial public offering, net of underwriters’ fees and issuance costs	19,056,223	-
Proceeds from common shares issued for warrant exercise	3,363,204	-
Capital contributions from GoldMining	46,459	87,284
Withholding taxes on return of capital	53,935	(57,702)
Proceeds from settlement of funding commitment	-	1,158,143
Advance from GoldMining	1,003,142	183,302
Repayment of advance from GoldMining	(1,680,925)	-
Net cash provided by financing activities	21,842,038	1,371,027

Net change in cash, cash equivalents and restricted cash	11,433,700	48,878
Cash, cash equivalents and restricted cash, beginning of year	54,508	5,630
Cash, cash equivalents and restricted cash, end of year	$11,488,208	$54,508

Supplemental disclosure of non-cash investing and financing activities:
Common share issuance costs included in prepaid expenses and deferred costs	$26,416	$-
Allocation of share-based compensation expenses from GoldMining	$54,348	$60,065
ARO change in estimates included in camp structures	$(98,434)	$-

The accompanying notes are an integral part of these consolidated financial statements

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Note	Shares[1]	Amount[1]	Capital	Deficit	(Deficit)
Balance at November 30, 2021		9,500,001	$9,500	$3,108,874	$(3,382,706)	$(264,332)
Performance based restricted shares issued		635,000	635	(635)	-	-
Return of capital	8,16	-	-	(1,096,343)	-	(1,096,343)
Withholding taxes on return of capital	16	-	-	(173,889)	-	(173,889)
Settlement of funding agreement	8,16	-	-	1,837,363	-	1,837,363
Capital contributions from GoldMining	16	-	-	87,284	-	87,284
Share-based compensation - performance based restricted shares		-	-	5,238	-	5,238
Share-based compensation - allocated from GoldMining	16	-	-	60,065	-	60,065
Net loss for the year		-	-	-	(1,738,657)	(1,738,657)
Balance, at November 30, 2022		10,135,001	$10,135	$3,827,957	$(5,121,363)	$(1,283,271)
Common stock
Issued under initial public offering	11.1	2,000,000	2,000	18,206,955	-	18,208,955
Underwriter fees and issuance costs	11.1	-	-	(883,311)	-	(883,311)
Issued upon exercise of warrants	11.4	258,708	259	3,362,945	-	3,363,204
Warrants
Issued in connnection with initial public offering	11.1	-	-	1,791,045	-	1,791,045
Underwriter fees and issuance costs	11.1	-	-	(86,883)	-	(86,883)
Withholding taxes on return of capital		-	-	(10,741)	-	(10,741)
Capital contributions from GoldMining	16	-	-	46,459	-	46,459
Share-based compensation
Common stock issued for consulting services	11.2	5,000	5	65,695	-	65,700
Allocated from GoldMining	16	-	-	54,348	-	54,348
Amortization of share-based compensation	11.3,11.5	-	-	303,783	-	303,783
Net loss for the year		-	-	-	(9,356,577)	(9,356,577)
Balance at November 30, 2023		12,398,709	$12,399	$26,678,252	$(14,477,940)	$12,212,711

The accompanying notes are an integral part of these consolidated financial statements.

[1]	The shares and associated amounts have been retrospectively restated to reflect a 2.714286-for-1 stock split of each issued and outstanding share of Common Stock, an increase in its authorized shares of Common Stock from 10,000,000 to 300,000,000, as well as the increase in par value to $0.001, which occurred in September 2022 (see Note 11).

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (formerly BRI Alaska Corp.) (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed our name to “U.S. GoldMining Inc.”.

The Company was a wholly owned subsidiary of BRI Alaska Holdings Inc., a company organized under the laws of British Columbia (“BRI Alaska Holdings”), until September 23, 2022, which was at such time a wholly owned subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On September 23, 2022, BRI Alaska Holdings was dissolved, and the Company became a direct majority owned subsidiary of GoldMining. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 79.3% of the outstanding shares of the Company. As of November 30, 2023, GoldMining owned 79.7% of the Company.

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

Our primary asset is the 100%-owned Whistler exploration property (the “Whistler Project” or “Project”) located in Alaska, USA. Access to the Whistler Project area is by fixed wing aircraft to a gravel airstrip located adjacent to the Whistler Project exploration camp. We have not yet determined whether the Whistler Project contains mineral reserves where extraction is both technically feasible and commercially viable and have not determined whether the Whistler Project will be mined by open-pit or underground methods.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our financial statements are presented in United States dollars (“$” or “dollars”) and the functional currency of the Company is the United States dollar.

The balance sheet as of November 30, 2022 and statements of operations, stockholder’s deficit and cash flows for the year ended November 30, 2022 have been prepared on a “carve-out” basis to include allocations of certain assets, liabilities and expenses related to services and support functions from GoldMining, which were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us for the year presented. Management believes the assumptions and allocations underlying the comparative financial statements are reasonable and appropriate under the circumstances. Therefore, these comparative financial statements are not necessarily indicative of the results that would be attained if we had operated as a separate legal entity during the year presented and are not necessarily indicative of future operating results.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

Management’s Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the years presented. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions. Significant estimates made by management include, but are not limited to, asset retirement obligations, share-based compensation, and allocation of expenses from GoldMining.

Net Income (Loss) Per Share

Basic net income (loss) per share includes no potential dilution and is computed by dividing the net income (loss) attributable to Common stockholder by the weighted average number of shares of common stock outstanding for each year.

The basic and diluted net income (loss) per share are the same as the Company is in a net loss position.

Segment Information

We have determined that we operate and report in one segment, which focuses on the exploration and development of mineral properties. Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”) who is identified as our Chief Executive Officer. The majority of our non-current assets are located in Alaska, USA and with the remaining located in Vancouver, Canada.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost. The Company’s cash is held in Canada and the United States with large, reputable financial institutions and considers risk of unexpected loss to be unlikely.

Restricted cash includes cash that has been pledged for credit facilities which are not available for immediate disbursement.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Property and equipment is recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Camp Structures	10 years
Exploration equipment	5 years
Vehicles	5 years

Expenditures incurred to replace a component of an item of property and equipment that is accounted for separately, including major inspection and overhaul expenditures are capitalized if the recognition criteria are satisfied. All other repair and maintenance costs are recognized in the statements of operations as incurred.

Impairment of Long-lived Assets

The Company’s long-lived assets consist of exploration and evaluation assets and property and equipment. Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, recoverability of long-lived assets is measured by comparing the carrying amount of an asset (asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (asset group). If the carrying amount of an asset (asset group) exceeds its estimated undiscounted future cash flows, an impairment charged is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Determination of the fair value would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is adjusted to the asset’s fair value, and an impairment loss is recognized immediately as an operating expense in the statement of operations. The adjusted carrying amount of the long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Reversal of previously recorded impairment losses are prohibited.

Exploration and evaluation assets are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Where the carrying value of an asset exceeds its recoverable amount, which is the higher of value in use and fair value less costs to sell, the asset is written down accordingly. An impairment loss is recognized in the statement of operations.

For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are largely independent cash flows. The Company determined that there are not multiple independent cash flows, so the Company’s assets are assessed for impairment as a whole.

Mineral properties are subject to impairment tests, with one property representing an asset, or asset group. The Company currently has one mineral property, which is associated with the Whistler Project. An impairment review is undertaken when indicators of impairment arise. The Company considers the following to be examples of such indicators that would trigger an impairment review:

●	The right to explore the area has expired or will expire in the near future with no expectation of renewal;
●	Substantive expenditure on further exploration for and evaluation of mineral resources in the area is neither planned nor budgeted;
●	No commercially viable deposits have been discovered, and the decision had been made to discontinue exploration in the area; and
●	Sufficient work has been performed to indicate that the carrying amount of the expenditure carried as an asset will not be fully recovered.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

During the year ended November 30, 2023, the useful life of the Company’s camp structures was determined to be 10 years after the renovation of existing fully depreciated camp structures and construction of additional facilities (Note 6). Management believed that no revision to the remaining useful lives of property and equipment or impairment of our long-lived assets was required.

Mineral Exploration Rights and Costs, Exploration, Evaluation and Development Expenditures

All direct costs related to the acquisition of exploration rights are capitalized on a property-by-property basis. There is no certainty that costs incurred to acquire exploration rights will result in discoveries of commercial quantities of minerals.

All cost recoveries attributable to selling economic interests in exploration rights, such as royalties, are credited against acquisition costs.

All other exploration and evaluation expenditures are charged to operations until such time as it has been determined that a property has economically recoverable reserves, in which case subsequent exploration and evaluation costs and the costs incurred to develop a property are capitalized into mineral properties. On the commencement of production, depletion of each mineral property will be provided on a units-of-production basis using estimated reserves as the depletion base.

Asset Retirement Obligations

At the end of each period, asset retirement obligations (“ARO”) represents the present value of estimated future costs for the rehabilitation of our mineral properties. These estimates include assumptions as to the future activities, cost of services, timing of the rehabilitation work to be performed, inflation rates, exchange rates and risk-adjusted discount rate. The actual cost to rehabilitate a mineral property may vary from the estimated amounts because there are uncertainties in factors used to estimate the cost and potential changes in regulations or laws governing the rehabilitation of a mineral property. Management periodically reviews the rehabilitation requirements and adjusts the liability as new information becomes available and will assess the impact of new regulations and laws as they are enacted.

Income Taxes

Income tax expense represents the sum of tax currently payable and deferred tax. Current income tax assets and liabilities are measured at the amount expected to be recovered from or paid to the taxation authorities. The tax rates and tax laws used to compute the amount are those that are enacted at the end of each reporting period. Deferred income tax is provided using the liability method on temporary differences, at the end of each reporting period, between the income tax bases of assets and liabilities and financial reporting basis.

Deferred income tax assets are reviewed at the end of each reporting period and reduced to the extent that it is not more likely than not that sufficient taxable profit will be available to allow all or part of the deferred income tax asset to be realized. The valuation allowance against deferred tax assets reassessed at the end of each reporting period and is recognized to the extent that it is more likely than not that future taxable profit will allow the deferred tax asset to be recovered.

Deferred income tax assets and liabilities are measured at the tax rates that are expected to apply to the year when the asset is realized or the liability is settled, based on tax rates (and tax laws) that have been enacted at the end of each reporting period. Deferred income tax relating to items recognized directly in equity is recognized in equity and not in the statements of comprehensive loss.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Deferred income tax assets and deferred income tax liabilities are offset if, and only if, a legally enforceable right exists to set off current tax assets against current tax liabilities and the deferred tax assets and liabilities relate to income taxes levied by the same taxation authority on either the same taxable entity or different taxable entities which intend to either settle current tax liabilities and assets on a net basis, or to realize the assets and settle the liabilities simultaneously, in each future period in which significant amounts of deferred tax assets or liabilities are expected to be settled or recovered.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a contract is determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability. A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the lease. The Company records amortization of operating right-of-use assets and accretion of lease liabilities as a single lease cost on a straight-line basis over the lease term. Lease liabilities are measured at the lease commencement date and calculated as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company uses its incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. Right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The lease term is measured as the noncancelable period in the contract, adjusted for any options to extend or terminate when it is reasonably certain the Company will extend the lease term via such options based on an assessment of economic factors present as of the lease commencement date. The Company elected the practical expedient to not recognize leases with a lease term of twelve months or less. The Company assesses its right-of-use assets for impairment consistent with the assessment performed for long-lived assets used in operations. If an impairment is recognized on operating lease right-of-use assets, the lease liability continues to be recognized using the same effective interest method as before the impairment and the operating lease right-of-use asset is amortized over the remaining term of the lease on a straight-line basis.

The Company’s operating leases are presented in the consolidated balance sheet as right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities based on the discounted lease payments to be made within the proceeding twelve months. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Inventories

Inventories include materials and supplies, which are valued at the lower of average cost or net realizable value.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Share-based Compensation

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

The fair value of the restricted shares is measured at the grant date and recognized over the period during which the restricted shares vest. When restricted shares are conditional upon the achievement of a performance condition, the Company estimates the length of the expected vesting period at grant date, based on the most likely outcome of the performance condition. The fair value of the restricted shares is determined based on the fair value of the common stock on the grant date, adjusted for lack of marketability discount, minority shareholder discount, and other applicable factors that are generally recognized by market participants.

The fair value of restricted shares is recognized as an expense over the vesting period based on the best available estimate of the number of restricted shares expected to vest and will revise that estimate if subsequent information indicates that the number of restricted shares expected to vest differs from previous estimates.

Foreign Currency Translation

The functional currency of our Company, including its subsidiary, is the United States dollar. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Fair Value of Financial Instruments

The Company adopted FASB ASC Topic 820, Fair Value Measurements (“ASC Topic 820”). ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

● Level 1 Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

● Level 2 Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

● Level 3 Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying value of the Company’s cash, cash equivalents and restricted cash, other receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these balances.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has assessed and concluded there is no material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, the amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses”. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of this guidance on our financial statements.

Note 3: Cash, Cash Equivalents and Restricted Cash

	November 30, 2023	November 30, 2022
Cash and cash equivalents consist of:
Cash at bank	$901,338	$54,508
Term deposits	10,500,000	-
Total	$11,401,338	$54,508

	November 30, 2023	November 30, 2022
Cash and cash equivalents	$11,401,338	$54,508
Restricted cash	86,870	-
Total cash, cash equivalents and restricted cash	$11,488,208	$54,508

Restricted cash of $86,870 (2022: $nil) relates to the term deposits held by the bank as security for corporate credit cards.

Note 4: Other Receivables

Other receivables consist of the following:

	November 30, 2023	November 30, 2022
Federal corporate tax receivable	$45,500	$45,500
State of Alaska corporate tax receivable	-	22,500
Interest receivable	67,224	-
Other	2,389	-
Total	$115,113	$68,000

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 5: Prepaid Expenses and Deferred Costs

Prepaid expenses and deferred costs consist of the following:

	November 30, 2023	November 30, 2022
Prepaid insurance	$186,014	7,000
Prepaid corporate development expenses(1)	172,566	-
Other prepaid expenses	17,353	5,179
Deferred financing costs(2)	-	94,932
Total	$375,933	$107,111

(1)	Prepaid corporate development costs include fees prepaid to Blender Media Inc., a company controlled by a direct family member of the co-chairman and a director of GoldMining Inc. (Note 16).

(2)	The deferred financing costs relate to the incremental share issue costs associated with the IPO, which were reallocated to share issuance costs upon completion of the IPO, and included in the additional paid-in capital in our financial statements.

Note 6: Property and Equipment

	November 30, 2023			November 30, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(27,179)	$740,527	$-	$-	$-
Exploration equipment	52,846	(1,762)	51,084	-	-	-
Vehicles	60,537	(2,018)	58,519	-	-	-
	$881,089	$(30,959)	$850,130	$-	$-	$-

During the year ended November 30, 2023, the Company incurred $866,140 in costs related to the renovation of existing camp structures and construction of additional facilities for the Whistler Project. In July 2023, the camp structures were available for their intended use.

Prior to the current year additions, the existing camp structures, exploration equipment and vehicles were at the end of their useful lives and were fully amortized by the end of fiscal year 2020.

Note 7: Leases

In May 2023, the Company entered into a sublease agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 5.33 years. In September 2023, the headlease under which the company leased its office space was terminated by the landlord as it pertained to its sub-lessor. As a result, the Company’s sublease for the office space was terminated. In November 2023, the Company entered into a new lease directly with the landlord with a term of 4.88 years. As at November 30, 2023, the remaining lease term was 4.84 years and the discount rate was 11.34%.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2024	31,079
Fiscal 2025	37,472
Fiscal 2026	38,360
Fiscal 2027	38,360
Fiscal 2028	28,770
Total lease payments	174,041
Less: imputed interest	(38,686)
Present value of lease liabilities	$135,355

Current portion of lease liabilities	$17,268
Non-current portion of lease liabilities	$118,087

During the years ended November 30 2023 and 2022, total lease expenses include the following components:

	Year ended November 30,
	2023	2022
Operating Leases	$10,735	$-
Short-term Leases	21,919	-
Total Lease Expenses	$32,654	$-

Note 8: Exploration and Evaluation Assets

Exploration and evaluation assets for our Whistler Project consist of the following:

	November 30, 2023	November 30, 2022
Balance, beginning of year	$-	$417,123
Settlement of Funding Commitment	-	(417,123)
Change in ARO estimate	31,392	-
Balance, end of year	$31,392	$-

On November 27, 2020, GoldMining agreed to cause us to issue a 1.0% net smelter return (“NSR”) royalty on our Whistler Project to Gold Royalty Corp. (“GRC”). The Company also assigned certain buyback rights relating to an existing third party royalty on the Whistler Project such that GRC has right to acquire a 0.75% NSR (including an area of interest) on the Whistler Project for $5,000,000 pursuant to such buyback rights.

Due to this transaction and our agreements with GoldMining, GoldMining received shares of GRC with a fair value of $2,570,700, and in turn GoldMining agreed to provide $2,570,700 (the “Funding Commitment”) to the Company for future qualifying expenditures under a funding agreement in consideration for us issuing the royalty to GRC.

On September 26, 2022 we agreed to fully settle the outstanding Funding Commitment of $2,254,486 against certain amounts previously advanced by GoldMining to us in the amount of $1,158,143 and a promissory note issued by us in the amount of $1,096,343 in connection with a return of capital of $1,096,343 declared by us in September 2022 to GoldMining. As a result, the exploration and evaluation asset was reduced to $nil and the remaining amount of the Funding Commitment in the amount of $1,837,163 was recorded to additional paid-in capital.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

During the year ended November 30, 2023, exploration and evaluation assets increased $31,392 due to the change in ARO estimate (Note 10).

The following table presents costs incurred for exploration activities at the Whistler Project for the year ended November 30, 2023 and 2022:

	Year ended November 30,
	2023	2022
Drilling	$1,694,952	$-
Consulting fees	1,499,000	256,275
Land fee, camp maintenance expenses	945,751	254,910
Transportation and travel	547,942	29,887
Other exploration expenses	366,855	2,250
Total	$5,054,500	$543,322

Note 9: General and Administrative Expenses

The following table presents general and administrative expenses for the years ended November 30, 2023 and 2022:

	Year ended November 30,
	2023	2022
Office, consulting, investor relations, insurance and travel(1)	$2,101,872	$55,036
Professional fees	1,665,183	883,664
Share-based compensation(2)	423,831	65,303
Management fees, salaries and benefits(2)	300,767	157,925
Filing, listing, dues and subscriptions	178,595	10,882
Total	$4,670,248	$1,172,810

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc., a company controlled by a direct family member of the co-chairman and a director of GoldMining (Note 16).

(2)	During the years ended November 30, 2023 and 2022, share-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 16).

Note 10: Asset Retirement Obligations

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	November 30, 2023	November 30, 2022
Undiscounted amount of estimated cash flows	$385,600	$235,000
Life expectancy (years)	10	3
Inflation rate	2.00%	2.00%
Discount rate	9.32% to 11.40%	9.32%

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

The following table summarizes the movements of the Company’s ARO:

	November 30, 2023	November 30, 2022
Balance, beginning of year	$225,871	$206,616
Accretion	21,051	19,255
Change in estimate	(67,042)	-
Balance, end of year	$179,880	$225,871

During the year ended November 30, 2023, the ARO for the Whistler Project was revised due to changes in the estimated timing of reclamation activities and updated assumptions regarding reclamation costs. The estimated future costs for the rehabilitation activities were updated for camp structures due to additional facilities constructed during the year and for the exploration and evaluation assets due to surface disturbance resulting from past exploration programs. The life expectancy of the ARO was extended to 10 years. The Company recorded a change in estimate to the ARO of $67,042, resulting in the corresponding camp structures being decreased by $98,434 (Note 6), and the exploration and evaluation assets being increased by $31,392 (Note 8), respectively.

Note 11: Capital Stock

11.1 Initial Public Offering

On April 19, 2023, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, BMO Capital Markets Corp., Laurentian Bank Securities Inc. and Sprott Capital Partners LP (collectively, the “Underwriters”) for an offering of 2,000,000 units of the Company (the “Units”) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one common stock purchase warrant, and each common stock purchase warrant entitles the holder to acquire a share of common stock at a price of $13.00 per share until April 24, 2026. On April 24, 2023 (the “Closing Date”), the Company issued 2,000,000 Units at a price of $10.00 per Unit for gross proceeds of $20,000,000. In connection with the IPO, the Company incurred securities issuance costs of $970,194, of which $650,000 represented cash fees paid to the Underwriters.

GoldMining acquired 122,490 Units in the IPO for total consideration of $1,224,900.

The net proceeds from the issuance of the Units were allocated to the Company’s common stock and common stock purchase warrants on a relative fair value basis. Inputs used to calculate the relative fair value of the common stock and common stock purchase warrants are based on the quoted closing prices of the Company’s common stock and common stock purchase warrants on the Nasdaq Capital Market on the Closing Date of IPO. The allocation of the fair value of the Company’s common stock and common stock purchase warrants is as follows:

($)
Fair value of common stock	18,208,955
Fair value of common stock purchase warrants	1,791,045
Total gross proceeds from the IPO	20,000,000

Gross proceeds	20,000,000
Common stock issuance costs	(883,311)
Common stock purchase warrant issuance costs	(86,883)
Net proceeds received	19,029,806

Fair value allocation to:
Common stock	17,325,644
Common stock purchase warrants	1,704,162
19,029,806

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

As of November 30, 2023, there were 12,398,709 common stock issued and outstanding and no preferred shares issued and outstanding.

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

The Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. The performance conditions are as follows:

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

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

During the years ended November 30, 2023 and 2022, we recognized share-based compensation expenses of $48,756 and $5,238, respectively, related to the Restricted Shares.

11.4 Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the year ended November 30, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, November 30, 2022	-	$-
Common stock purchase warrants issued at the IPO	2,000,000	13.00
Exercised	(258,708)	13.00
Balance, November 30, 2023	1,741,292	$13.00

During the year ended November 30, 2023, share purchase warrants were exercised for a total of $3,363,204. The number of common stock purchase warrants outstanding as at November 30, 2023 was 1,741,292 warrants at an exercise price of $13.00 per share and with a weighted average remaining contractual life of 2.40 years.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

11.5 Stock Options

On February 6, 2023, the Company adopted a long term incentive plan (“2023 Incentive Plan”). The purpose of the 2023 Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance awards, restricted stock awards and other cash and equity-based awards. The aggregate number shares of common stock issuable under the 2023 Incentive Plan in respect of awards shall not exceed 10% of the common stock issued and outstanding.

On May 4, 2023, the Company granted 82,500 stock options at an exercise price of $10.00 per share. The stock options are exercisable for a period of five years from the date of grant and will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are 6, 12 and 18 months thereafter. The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.47%, expected life of 3 years, expected dividend yield of 0%, estimated forfeiture rate of 0% and expected volatility of 61.34%. As there is limited trading history of the Company’s common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options. The grant-date fair value of stock options granted was $4.18 per share.

The following table summarizes the Company’s stock option activity during this year:

	Number of Stock Options	Weighted Average Exercise Price
Balance, November 30, 2022	-	$-
Granted	82,500	10.00
Balance, November 30, 2023	82,500	$10.00

As at November 30, 2023, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $89,852 to be recognized over the next 0.74 years.

During the years ended November 30, 2023 and 2022, the Company recognized share-based compensation expenses of $255,027 and $nil, respectively, for the stock options granted.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 12: Net Loss Per Share

The following table provides reconciliation between earnings per share of common stock:

	Year Ended November 30
	2023	2022
Numerator
Net loss for the year	$(9,356,577)	$(1,738,657)

Denominator
Weighted average number of shares, basic and diluted	11,480,346	9,937,248

Net loss per share, basic and diluted	$(0.82)	$(0.17)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, includes stock options (82,500 outstanding as at November 30, 2023, nil as at November 30, 2022) and warrants (1,741,292 outstanding as at November 30, 2023, nil as at November 30, 2022), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Note 13: Financial Instruments

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. We had working capital as at November 30, 2023 of $11,493,428. Our accounts payable, accrued liabilities, current portion of lease liabilities, withholding taxes payable, and income tax payable are expected to be realized or settled within a one-year period.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining and the IPO. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of common stock pursuant to private placements and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our common stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

The Company believes that the existing cash on hand will enable us to meet our working capital requirements for the next twelve months commencing from the date that the consolidated financial statements are issued.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Currency Risk

We report our financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than our functional currency. Financial instruments that impact our net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $233 on net loss for the year ended November 30, 2023.

Note 14: Commitments and Contingencies

Payments Required to Maintain the Whistler Project

The Company is required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $230,605 in 2024 and thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $135,200 for 2024 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. The Company has excess labor carry forwards of $167,674 expiring in 2026 and $1,766,156 expiring in 2027, of which up to $135,200 can be applied each year to the Company’s annual labor requirements.

Future Commitments

In August 2015, the Company acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, the Company assumed an obligation on the Whistler Project pursuant to a royalty purchase agreement between Kiska, Geoinformatics, and MF2, LLC (“MF2”), dated December 16, 2014. This agreement granted MF2 a 2.75% NSR royalty over the Whistler Project area, and, extending outside the current claims, over an area of interest defined by certain maximum historical extent of claims held on the Whistler Project.

In June 2023, the Company entered into an agreement with Equity Geoscience, Ltd. for the management of an exploration program for the Whistler Project. The agreement includes an approved work order totaling $5,255,500, for the period of June 1, 2023 to February 29, 2024 which may be paused, postponed or terminated by either party with 30 days written notice. As at November 30, 2023, the Company has paid $5,066,720 towards the approved work order.

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 15: Income Tax

A reconciliation of the provision for income taxes computed at the combined federal and state statutory rate to the provision for income taxes as shown in the statements of operations for the years ended November 30, 2023 and 2022 is as follows:

	Year ended November 30,
	2023	2022
Federal income tax provision rate	21.00%	21.00%
State income tax provision rate, net of federal tax	7.43%	7.43%
	28.43%	28.43%

	Year ended November 30,
	2023	2022
Net loss for the year before tax	$(9,351,640)	$(1,738,657)
Statutory federal income rate	21.00%	21.00%
Recovery of income taxes at statutory rates	$(1,963,844)	$(365,118)
State tax	(696,186)	(129,182)
Permanent differences	448,615	525,401
Adjustments to valuation allowance related to prior years	58,886	-
Change in valuation allowance	2,157,466	(31,101)
Other	-	-
Tax expense for the year	$4,937	$-

Deductible temporary differences and unused tax losses for which no deferred tax assets have been recognized are attributable to the following:

	Year ended November 30,
	2023	2022
Non-capital loss carry-forward	$2,453,215	$652,677
Resource properties	446,198	90,923
Equipment	59,110	58,741
Others	7,707	6,423
Deferred income tax assets	2,966,230	808,764
Valuation allowance	(2,966,230)	(808,764)
Deferred income tax assets	$-	$-

Deferred tax assets have not been recognized in the financial statements, as management does not consider it more likely than not that those assets will be realized in the near future.

The Company has non-capital federal losses which may be carried forward to reduce taxable income in future years. As at November 30, 2023, the Company has non-capital losses of $8,628,966 in the United States of which $897,219 will expire between 2034 and 2037 and $7,731,747 may be carried forward indefinitely.

Our U.S. federal net operating loss carryforwards expire as follows:

November 30, 2034	$46,930
November 30, 2035	289,455
November 30, 2036	283,286
November 30, 2037	277,548
Indefinite	7,731,747
$8,628,966

U.S. GOLDMINING INC.

(formerly BRI Alaska Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 16: Related Party Transactions

During the years presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the years ended November 30, 2023 and 2022, the allocated costs from GoldMining to the Company were $100,807 and $147,349, respectively. Out of the allocated costs, $54,348 and $60,065 for the years ended November 30, 2023 and 2022, respectively, were noncash share-based compensation costs. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the year ended November 30, 2023, the amounts advanced to us and paid on our behalf by GoldMining totaled $1,003,142. In May 2023, the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time. For the year ended November 30, 2022, repayable amounts advanced to us and paid on our behalf by GoldMining totaled $1,341,445, of which $1,158,143 was settled against the Funding Commitment (Note 8). As at November 30, 2023, the loan payable to GoldMining Inc. was $nil ($677,783 as at November 30, 2022).

For the year ended November 30, 2022, the Company declared a return of capital to GoldMining of $1,096,343, which resulted in federal withholding taxes payable of $173,889, of which $57,702 was paid during the year ended November 30, 2022. Pursuant to the return of capital, a note payable was issued to GoldMining in the amount of $1,096,343, which was subsequently retired as a part of the settlement of the remaining Funding Commitment to the Company in the amount of $2,254,486, which included the settlement of amounts previously advanced by GoldMining to us in the amount of $1,158,143 (Note 8).

During the year ended November 30, 2023, our board of directors approved a service agreement with Blender Media Inc. (“Blender”), a company controlled by a direct family member of the co-chairman and a director of GoldMining. During the years ended November 30, 2023 and 2022, we incurred $233,978 and $16,957, respectively, in general and administrative costs, paid to Blender for various services, including information technology, corporate branding, advertising, media, website design, maintenance and hosting, provided by Blender to the Company and are within industry standards. As at November 30, 2023, prepaid expenses and deferred costs included service fees prepaid to Blender in the amount of $169,899 (November 30, 2022: $Nil). (Note 5).

During the years ended November 30, 2023 and 2022, share-based compensation costs included $31,127 and $3,516, respectively, in amounts incurred for the co-chairman and a director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 11.3).

GoldMining acquired 122,490 Units in the IPO at a price of $10 per Unit for a total consideration of $1,224,900 (Note 11.1).

Related party transactions are based on the amounts agreed to by the parties. During the years ended November 30, 2023 and 2022, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

