Form 10-K/A
period 2023-11-30
U.S. GoldMining Inc.
filed 2024-04-24
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,398,709 shares of common stock, par value $0.001 per share, outstanding as of April 23, 2024

Audit Firm Id	Auditor Name:	Auditor Location:
1208	Deloitte LLP	Vancouver, Canada

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of U.S. GoldMining Inc. (the “Company”) for the year ended November 30, 2023, as filed with the Securities and Exchange Commission on February 21, 2024 (the “Original Form 10-K”) is being filed solely to include the Company’s Description of Securities as Exhibit 4.4, which was inadvertently omitted from the Original Form 10-K.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(2)	Financial Statement Schedules.

None

(3)	Exhibits:

Exhibit	Description of Exhibit

4.4*	Description of Securities.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLDMINING INC.

Date: April 23, 2024	By:	/s/ Tim Smith
	Name:	Tim Smith
	Title:	Chief Executive Officer and President