Form 10-Q
period 2024-03-31
U.S. GoldMining Inc.
filed 2024-05-10
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

November 30

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,398,709 shares of common stock outstanding as of May 10th, 2024.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	March 31, 2024	December 31, 2023	November 30, 2023

Current assets
Cash and cash equivalents	3	$10,739,292	$11,203,893	$11,401,338
Restricted cash	3	86,928	87,756	86,870
Other receivables		121,716	152,716	115,113
Inventories		27,249	27,249	27,249
Prepaid expenses	4	177,375	297,207	375,933
Total current assets		11,152,560	11,768,821	12,006,503

Exploration and evaluation assets	7	31,392	31,392	31,392
Operating lease right-of-use assets, net		128,544	133,956	135,728
Property and equipment, net	5	818,775	841,844	850,130
Total assets		$12,131,271	$12,776,013	$13,023,753

Current liabilities
Accounts payable		$308,036	$118,610	$197,978
Accrued liabilities		190,514	149,812	112,048
Current portion of lease liabilities	6	24,384	21,057	17,268
Withholdings taxes payable		180,863	180,863	180,863
Income tax payable		4,926	5,036	4,918
Total current liabilities		708,723	475,378	513,075

Lease liabilities	6	109,827	118,819	118,087
Asset retirement obligations	9	185,708	181,320	179,880
Total liabilities		1,004,258	775,517	811,042

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at March 31, 2024, December 31, 2023 and November 30, 2023; 12,398,709 shares issued and outstanding as at March 31, 2024, December 31, 2023 and November 30, 2023	10	12,399	12,399	12,399
Additional paid-in capital		26,788,000	26,699,034	26,678,252
Accumulated deficit		(15,673,386)	(14,710,937)	(14,477,940)
Total stockholders’ equity		11,127,013	12,000,496	12,212,711
Total liabilities and stockholders’ equity		$12,131,271	$12,776,013	$13,023,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended March 31		One Month Ended December 31
	Notes	2024	2023	2023	2022
Operating expenses
Exploration expenses	7	$414,497	$125,205	$67,629	$48,292
General and administrative expenses	8	662,901	891,280	204,484	130,860
Accretion	9	4,388	5,126	1,440	1,684
Depreciation	5	24,969	-	8,286	-
Total operating expenses		1,106,755	1,021,611	281,839	180,836
Loss from operations		(1,106,755)	(1,021,611)	(281,839)	(180,836)

Other income (expenses)
Interest income		144,349	-	50,597	-
Foreign exchange gain (loss)		(43)	(2,650)	(1,755)	3,642
Net loss for the period		$(962,449)	$(1,024,261)	$(232,997)	$(177,194)

Loss per share
Basic and diluted	11	$(0.08)	$(0.10)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted		12,398,709	10,135,001	12,398,709	10,135,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended March 31		One Month Ended December 31
	2024	2023	2023	2022
Net cash provided by (used in):

Operating activities
Net loss for the period	$(962,449)	$(1,024,261)	$(232,997)	$(177,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	4,388	5,126	1,440	1,684
Depreciation	24,969	-	8,286	-
Share-based compensation	85,266	28,636	19,509	10,502
Non-cash lease expenses	5,887	-	6,411	-
Changes in operating assets and liabilities
Prepaid expenses and deferred costs	119,832	(95,668)	78,726	14,729
Other receivables	31,000	-	(37,603)	-
Accounts payable	189,426	398,894	(79,368)	(281,937)
Accrued liabilities	40,702	226,222	37,764	(5,700)
Lease liabilities	(6,250)	-	-	-
Net cash used in operating activities	(467,229)	(461,051)	(197,832)	(437,916)

Investing activities
Purchase of equipment	(1,900)	-	-	-
Net cash used in investing activities	(1,900)	-	-	-

Financing activities
Capital contributions from GoldMining	3,700	18,139	1,273	6,042
Advance from GoldMining	-	363,692	-	532,337
Net cash provided by financing activities	3,700	381,831	1,273	538,379

Net change in cash, cash equivalents and restricted cash	(465,429)	(79,220)	(196,559)	100,463
Cash, cash equivalents and restricted cash, beginning of period	11,291,649	154,971	11,488,208	54,508
Cash, cash equivalents and restricted cash, end of period	$10,826,220	$75,751	$11,291,649	$154,971

Supplemental disclosure of non-cash financing activities:
Allocation of share-based compensation expenses from GoldMining	$7,266	$26,755	$5,615	$9,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Note	Shares	Amount	Capital	Deficit	(Deficit)
Balance at November 30, 2023		12,398,709	$12,399	$26,678,252	$(14,477,940)	$12,212,711
Capital contributions from GoldMining	14	-	-	1,273	-	1,273
Share-based compensation - allocated from GoldMining	14	-	-	5,615	-	5,615
Amortization of share-based compensation	10.3, 10.5	-	-	13,894	-	13,894
Net loss for the period		-	-	-	(232,997)	(232,997)
Balance at December 31, 2023		12,398,709	$12,399	$26,699,034	$(14,710,937)	$12,000,496
Capital contributions from GoldMining	14	-	-	3,700	-	3,700
Share-based compensation - allocated from GoldMining	14	-	-	7,266	-	7,266
Amortization of share-based compensation	10.3, 10.5	-	-	78,000	-	78,000
Net loss for the period		-	-	-	(962,449)	(962,449)
Balance at March 31, 2024		12,398,709	$12,399	$26,788,000	$(15,673,386)	$11,127,013

Balance at November 30, 2022		10,135,001	$10,135	$3,827,957	$(5,121,363)	$(1,283,271)
Capital contributions from GoldMining	14	-	-	6,042	-	6,042
Share-based compensation - allocated from GoldMining	14	-	-	9,882	-	9,882
Amortization of share-based compensation	10.3	-	-	620	-	620
Net loss for the period		-	-	-	(177,194)	(177,194)
Balance at December 31, 2022		10,135,001	$10,135	$3,844,501	$(5,298,557)	$(1,443,921)
Withholding taxes on return of capital		-	-	(10,740)	-	(10,740)
Capital contributions from GoldMining	14	-	-	18,139	-	18,139
Share-based compensation - allocated from GoldMining	14	-	-	26,755	-	26,755
Amortization of share-based compensation	10.3	-	-	1,881	-	1,881
Net loss for the period		-	-	-	(1,024,261)	(1,024,261)
Balance at March 31, 2023		10,135,001	$10,135	$3,880,536	$(6,322,818)	$(2,432,147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.”. The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 79.3% of the outstanding shares of the Company. As of March 31, 2024, GoldMining owned 79.7% of the Company.

The Company is a mineral exploration company with a focus on the exploration and development of a project located in Alaska, USA. The Company’s registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169, its principal executive office address is 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2 and its head operating office address is 301 Calista Court, Suite 200, Office 203, Anchorage, AK 99518.

The Company’s primary asset is the 100%-owned Whistler exploration property (the “Whistler Project”) located in Alaska, USA. Access to the Whistler Project area is by fixed wing aircraft to a gravel airstrip located adjacent to the Whistler Project exploration camp. The Company has not yet determined whether the Whistler Project contains mineral reserves where extraction is both technically feasible and commercially viable and has not determined whether the Whistler Project will be mined by open-pit or underground methods.

Note 2: Summary of Significant Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended November 30, 2023. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results and cash flows for the periods presented.

On February 9, 2024, the board of directors of the Company approved a change of the Company’s fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2024, and will end on December 31, 2024 (the “Fiscal 2024”). As a result of the change in fiscal year, there was a one-month transition period (the “Transition Period”) beginning on December 1, 2023, and ending on December 31, 2023. This Quarterly Report on Form 10-Q includes both the one-month Transition Period and the first fiscal quarter for the three months ended March 31, 2024, as well as comparable periods from the prior fiscal year.

Consolidation

The consolidated financial statements include the financial statements of U.S. GoldMining Inc. and US GoldMining Canada Inc., a wholly owned subsidiary of the Company. Subsidiaries are consolidated from the date the Company obtains control and continue to be consolidated until the date that control ceases. Control is achieved when the Company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity.

All inter-company transactions, balances, income and expenses are eliminated through the consolidation process.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

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

Recently Issued Accounting Pronouncements

In November 2023 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (the “ASU”) 2023-07, the amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses”. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of this guidance on the Company’s financial statements.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s financial statements.

In March 2024 the U.S. Securities and Exchange Commission (the “SEC”) adopted new climate disclosure rules. These rules require companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The rules reflect the SEC’s efforts to respond to investors’ demand for more consistent, comparable, and reliable information about the financial effects of climate-related risks on a registrant’s operations and how it manages those risks while balancing concerns about mitigating the associated costs of the rules. Management is currently evaluating the impact of these rules on our financial statements.

Note 3: Cash and Cash Equivalents and Restricted Cash

	March 31, 2024	December 31, 2023	November 30, 2023
Cash and cash equivalents consist of:
Cash at bank	$339,292	$703,893	$901,338
Term deposits	10,400,000	10,500,000	10,500,000
Total	$10,739,292	$11,203,893	$11,401,338

	March 31, 2024	December 31, 2023	November 30, 2023
Cash and cash equivalents	$10,739,292	$11,203,893	$11,401,338
Restricted cash	86,928	87,756	86,870
Total cash, cash equivalents and restricted cash	$10,826,220	$11,291,649	$11,488,208

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2024	December 31, 2023	November 30, 2023
Prepaid insurance	$34,970	148,360	186,014
Prepaid dues and subscriptions	52,073	-	5,563
Prepaid corporate development expenses(1)	56,931	136,774	172,566
Other prepaid expenses	33,401	12,073	11,790
Total	$177,375	$297,207	$375,933

(1)	Prepaid corporate development costs include $37,399 for fees prepaid to Blender Media Inc. (“Blender”), a company controlled by a direct family member of the co-chairman and a director of GoldMining (Note 14).

Note 5: Property and Equipment

Property and equipment consist of the following:

	March 31, 2024			December 31, 2023			November 30, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(52,769)	$714,937	$767,706	$(33,576)	$734,130	$767,706	$(27,179)	$740,527
Exploration equipment	52,846	(5,285)	47,561	52,846	(2,642)	50,204	52,846	(1,762)	51,084
Vehicles	60,537	(6,054)	54,483	60,537	(3,027)	57,510	60,537	(2,018)	58,519
Computer hardware	1,900	(106)	1,794	-	-	-	-	-	-
	$882,989	$(64,214)	$818,775	$881,089	$(39,245)	$841,844	$881,089	$(30,959)	$850,130

Note 6: Leases

In May 2023 US GoldMining Canada Inc. entered into a sublease agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 5.33 years. In September 2023 the headlease under which the company leased its office space was terminated by the landlord as it pertained to its sub-lessor. As a result, the sublease for the office space was terminated. In November 2023 US GoldMining Canada Inc. entered into a new lease directly with the landlord with a term of 4.88 years. As at March 31, 2024, the remaining lease term was 4.5 years and the discount rate was 11.34%.

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2024	28,014
Fiscal 2025	37,619
Fiscal 2026	38,420
Fiscal 2027	38,420
Fiscal 2028	25,613
Total lease payments	168,086
Less: imputed interest	(33,875)
Present value of lease liabilities	$134,211

Current portion of lease liabilities	$24,384
Non-current portion of lease liabilities	$109,827

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

During the three months ended March 31, 2024, and 2023 and one month ended December 31, 2023, and 2022 total lease expenses include the following components:

	Three Months Ended March 31,		One Month Ended December 31
	2024	2023	2023	2022
Operating Leases	$9,135	$-	$3,057	$-
Short-term Leases	1,050	-	350	-
Total Lease Expenses	$10,185	$-	$3,407	$-

Note 7: Exploration and Evaluation Assets

Exploration and evaluation assets for our Whistler Project consist of the following:

	March 31, 2024	December 31, 2023	November 30, 2023
Balance, beginning of period	$31,392	$31,392	$-
Change in ARO estimate	-	-	31,392
Balance, end of period	$31,392	$31,392	$31,392

The following table presents costs incurred for exploration activities for the three months ended March 31, 2024, and 2023 and one month ended December 31, 2023, and 2022:

	Three Months Ended March 31,		One Month Ended December 31,
	2024	2023	2023	2022
Consulting fees	$155,834	$124,155	$22,112	$34,720
Camp maintenance expenses	153,440	-	583	13,222
Drilling	82,190	-	38,907	-
Transportation, travel and other exploration expenses	23,033	1,050	6,027	350
Total	$414,497	$125,205	$67,629	$48,292

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three months ended March 31, 2024, and 2023 and one month ended December 31, 2023, and 2022:

	Three Months Ended March 31,		One Month Ended December 31,
	2024	2023	2023	2022
Office, consulting, investor relations, insurance and travel(1)	$303,219	$78,517	$90,369	$10,602
Professional fees	152,807	685,019	55,495	94,256
Management fees, salaries and benefits(2)	88,123	55,305	30,784	14,306
Share-based compensation(2)	85,266	28,636	19,509	10,502
Filing, listing, dues and subscriptions	33,486	43,803	8,327	1,194
Total	$662,901	$891,280	$204,484	$130,860

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender (Note 14).

(2)	During the three months ended March 31, 2024, and 2023 and one month ended December 31, 2023, and 2022 share-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 14).

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 9: Asset Retirement Obligations (“ARO”)

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	March 31, 2024	December 31, 2023	November 30, 2023
Undiscounted amount of estimated cash flows	$385,600	$385,600	$385,600
Life expectancy (years)	10	10	10
Inflation rate	2.00%	2.00%	2.00%
Discount rate	9.32% to 11.40%	9.32% to 11.40%	9.32% to 11.40%

The following table summarizes the movements of the Company’s ARO:

	March 31, 2024	December 31, 2023	November 30, 2023
Balance, beginning of period	$181,320	$179,880	$225,871
Accretion	4,388	1,440	21,051
Change in estimate	-	-	(67,042)
Balance, end of period	$185,708	$181,320	$179,880

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
19,029,806

10.2 Common and Preferred Shares

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

As of March 31, 2024, there were 12,398,709 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

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

On September 23, 2022, we granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of our and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023.

The Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. During the year ended November 30, 2023, 45% of the Restricted Shares, or 285,750 shares vested as a result of satisfaction of performance conditions. As at March 31, 2024, 55% of the Restricted Shares, or 349,250 shares remain outstanding, subject to the following performance conditions:

(a)	with respect to 15% of the Restricted Shares, if the recipient of such award ceases to be our or our affiliates’ director, officer, employee or consultant, as applicable, at any time during the period from the date of grant of such award until the date that is two years after the date of grant;

(b)	with respect to 15% of the Restricted Shares, if we have not re-established the Whistler Project camp and performed of a minimum of 10,000 meters of drilling prior to the date that is three years after the date of grant of such award;

(c)	with respect to 15% of the Restricted Shares, if we have not achieved a $250,000,000 market capitalization, based on the number of shares of our outstanding common stock multiplied by the volume-weighted average price for any applicable five (5) consecutive trading day period on the principal stock exchange on which our common stock is listed prior to the date that is five years after the date of grant of such award; or

(d)

with respect to 10% of the Restricted Shares, if we have not achieved a share price of $25.00 prior to the date that is six years after the date of grant of such award.

Upon satisfaction of the conditions referenced in both (c) and (d) above (regardless of whether they occur simultaneously or consecutively), all of the unvested Restricted Shares will be 100% vested and will be deemed Released Stock.

In the event the Company files the disclosure specified in Subpart 1300 of the SEC Regulation S-K Report with the SEC or the disclosure specified in Canadian National Instrument 43-101, Standards for Disclosure for Mineral Products, to the relevant Canadian securities regulator (the “Securities Filing”) that includes, in either disclosure, an aggregate estimate of mineral resources for the Whistler Project or any other project owned or operated by the Company of 3,000,000 additional gold or gold equivalent ounces from the amount reported on the disclosure specified in the Company’s Subpart 1300 of the SEC Regulation S-K Report dated September 22, 2022, 190,500 shares of the Restricted Shares will be deemed released as of the date of such Securities Filing (or if such amount exceeds the number of shares of Restricted Shares that have not yet become Released Stock at the time, such lesser number of shares of Restricted Shares) reducing, on a proportional basis, the number of unvested shares of Restricted Shares subject to each vesting condition.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

During the three months ended March 31, 2024, and 2023 the Company recognized share-based compensation expense of $4,705 and $1,881, respectively, and during the one months ended December 31, 2023, and 2022 the Company recognized share-based compensation expense of $1,760 and $620, respectively, related to the Restricted Shares.

10.4 Share Purchase Warrants

There were common stock purchase warrants to purchase 1,741,292 shares of common stock outstanding as at March 31, 2024, with an exercise price of $13.00 per share and with a weighted average remaining contractual life of 2.07 years.

10.5 Stock Options

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

On May 4, 2023, the Company granted stock options to purchase 82,500 shares of common stock at an exercise price of $10.00 per share. The stock options are exercisable for a period of five years from the date of grant and will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are 6, 12 and 18 months thereafter. The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.47%, expected life of 3 years, expected dividend yield of 0%, estimated forfeiture rate of 0% and expected volatility of 61.34%. As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options. The grant-date fair value of stock options granted was $4.18 per share.

On February 27, 2024, the Company granted stock options to purchase 99,050 shares of common stock at an exercise price of $10.00 per share. The stock options are exercisable for a period of five years from the date of grant and will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are 6, 12 and 18 months thereafter. The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.50%, expected life of 3 years, expected dividend yield of 0%, estimated forfeiture rate of 0% and expected volatility of 54.93%. As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options. The grant-date fair value of stock options granted was $1.14 per share.

The following table summarizes the Company’s stock option activity during this period:

	Number of Stock Options	Weighted Average Exercise Price
Balance, November 30, 2023, December 31, 2023	82,500	$10.00
Granted	99,050	10.00
Balance, March 31, 2024	181,550	$10.00

As at March 31, 2024, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized share-based compensation expense related to the unvested portion of stock options totaled $116,850 to be recognized over the next 0.91 years.

During the three months ended March 31, 2024, and 2023 the Company recognized share-based compensation expenses of $73,295 and $nil, respectively, and during the one months ended December 31, 2023, and 2022 the Company recognized share-based compensation expenses of $12,134 and $nil, respectively, for the stock options granted.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 11: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended March 31		One Month Ended December 31
	2024	2023	2023	2022
Numerator
Net loss for the period	$(962,449)	$(1,024,261)	$(232,997)	$(177,194)

Denominator
Weighted average number of shares, basic and diluted	12,398,709	10,135,001	12,398,709	10,135,001

Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.02)	$(0.02)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 181,550 shares of common stock outstanding as at March 31, 2024; stock options to purchase 82,500 shares of common stock as at December 31, 2023) and warrants (warrants to purchase 1,741,292 shares of common stock outstanding as at March 31, 2024, and December 31, 2023), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Note 12: Financial Instruments

Financial Risk Management Objectives and Policies

The financial risks arising from the Company’s operations are credit risk, liquidity risk and currency risk. These risks arise from the normal course of operations and all transactions undertaken are to support the Company’s ability to continue as a going concern. The risks associated with these financial instruments and the policies on how the Company mitigates these risks are set out below. Management manages and monitors these exposures to ensure appropriate measures are implemented in a timely and effective manner.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily associated with its bank balances. The Company mitigates credit risk associated with its bank balances by holding cash with large, reputable financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as at March 31, 2024, of $10,443,837. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities, withholding taxes payable, and income tax payable are expected to be realized or settled within a one-year period.

The Company has not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining and the IPO. The Company’s ability to meet its obligations and finance exploration activities depends on its ability to generate cash flow through the issuance of shares of common stock pursuant to private placements and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for the Company’s common stock, restricting access to some institutional investors. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

The Company believes that the existing cash on hand will enable us to meet its working capital requirements for the next twelve months commencing from the date that the condensed consolidated financial statements are issued.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $678 on net loss for the quarter ended March 31, 2024.

Note 13: Commitments and Contingencies

Payments Required to Maintain the Whistler Project

The Company is required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $230,605 in 2024 and thereafter, to keep the Whistler Project in good standing. Additionally, the Company has an annual labor requirement of $135,200 for 2024 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. The Company has excess labor carry forwards of $167,674 expiring in 2026 and $1,766,156 expiring in 2027, of which up to $135,200 can be applied each year to the Company’s annual labor requirements.

Future Commitments

On November 27, 2020, GoldMining agreed to cause the Company to issue a 1.0% net smelter return (“NSR”) royalty on its Whistler Project to Gold Royalty Corp. (“GRC”). The Company also assigned certain buyback rights relating to an existing third party royalty on the Whistler Project such that GRC has a right to acquire a 0.75% NSR (including an area of interest) on the Whistler Project for $5,000,000 pursuant to such buyback rights.

In August 2015 the Company acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, the Company assumed an obligation on the Whistler Project pursuant to a royalty purchase agreement between Kiska, Geoinformatics, and MF2, LLC (“MF2”), dated December 16, 2014. This agreement granted MF2 a 2.75% NSR royalty over the Whistler Project area, and, extending outside the current claims, over an area of interest defined by certain maximum historical extent of claims held on the Whistler Project.

Note 14: Related Party Transactions

During the periods presented, the Company shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three months ended March 31, 2024, the allocated costs from GoldMining to the Company were $10,966 ($44,894 for the three months ended March 31, 2023). $7,266 of the allocated costs were noncash share-based compensation costs ($26,755 for the three months ended March 31, 2023). During the one month ended December 31, 2023, the allocated costs from GoldMining to the Company were $6,888 ($15,924 for the one month ended December 31, 2022). $5,615 of the allocated costs were noncash share-based compensation costs ($9,882 for the one month ended December 31, 2022). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the three months ended March 31, 2024, and for the one month ended December 31, 2023, the amounts advanced to the Company or paid on its behalf by GoldMining were $nil ($363,692 for the three months ended March 31, 2023, and $532,337 for the one month ended December 31, 2022). In May 2023 the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three months ended March 31, 2024, the Company incurred $100,820 ($2,154 during the three months ended March 31, 2023), and during the one month ended December 31, 2023, the Company incurred $33,125 ($nil during the one month ended December 31, 2022), in general and administrative costs, paid to Blender, for various services, including information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting, provided by Blender to the Company. As at March 31, 2024, prepaid expenses included service fees prepaid to Blender in the amount of $37,399 (December 31, 2023: $136,774, November 30, 2023: $169,899) (Note 4).

During the three months ended March 31, 2024, share-based compensation costs included $2,991 (three months ended March 31, 2023, $1,185), and during the one month ended December 31, 2023, share-based compensation costs included $1,127 (one month ended December 31, 2022, $408), in amounts incurred for the co-chairman and a director of GoldMining for Restricted Shares granted in September 2022 (Note 10.3).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended March 31, 2024, and 2023 and for the one month ended December 31, 2023, and 2022 the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

This management’s discussion and analysis of our financial condition and results of operations (the “MD&A”) is intended to assist you in better understanding and evaluating the financial condition and results of operations of the Company. You should read this MD&A in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as amended on Form 10-K/A (the “Annual Report”), including the related notes contained therein.

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

Forward-looking statements are necessarily based on a number of opinions, estimates and assumptions that we considered appropriate and reasonable as of the date such statements are made, are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, level of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, including but not limited to the risk factors described in greater detail under Item 1A. Risk Factors in our Annual Report. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements.

These factors should not be construed as exhaustive and should be read with other cautionary statements in this document. Although we have attempted to identify important risk factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other risk factors not presently known to us or that we presently believe are not material that could also cause actual results or future events to differ materially from those expressed in such forward-looking statements. There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking statements, which speaks only as of the date made. The forward-looking statements contained in this document represent our expectations as of the date of this Quarterly Report (or as the date they are otherwise stated to be made) and are subject to change after such date. However, we disclaim any intention or obligation or undertaking to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required under applicable securities laws.

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 150 km northwest of Anchorage, in Alaska.

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”. We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing 79.7% of the outstanding shares of our Common Stock and warrants (the “Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until April 24, 2026.

Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2, our registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169 and our head operating offices are located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.usgoldmining.us.

On April 24, 2023, we completed our initial public offering (the “IPO”) of shares of Common Stock and Warrants. Our shares of Common Stock and Warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

Change of Fiscal Year End

On February 9, 2024, our board of directors approved a change of our fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2024, and will end on December 31, 2024 (the “Fiscal 2024”). As a result of the change in fiscal year, there was a one-month transition period beginning on December 1, 2023, and ending on December 31, 2023 (the “Transition Period”). See “Results of Operations” for further information regarding the Transition Period.

The Whistler Gold-Copper Project

We previously announced a planned exploration program over the 2023 and 2024 field seasons consisting of up to 10,000-meters of core drilling, and surface exploration which may include soil geochemical sampling and geophysical surveying, geological data processing and interpretation, and collection of mine planning and mineral processing information including metallurgical, geotechnical and hydrogeological data. Environmental baseline data collection, as well as heritage land use studies were initiated in 2023, with on-ground archaeological surveys expected to be initiated in 2024 or 2025. We have also engaged in community consultation with respect to sharing information with stakeholders regarding both the ongoing exploration activity and potential future mine development of the Whistler Project.

On August 21, 2023, we announced the commencement of the 2023 Phase 1 Drilling Program (the “2023 Program”) at the Whistler Project. Phase 1 of the 2023 Program comprised up to an initial 5,000 meters of the budgeted and fully funded 10,000-meter drilling program. Four confirmatory drill holes were completed for a total of 2,234 meters by mid-November, at which time the Program was paused for winter break.

On January 16, 2024, we announced initial results from the 2023 Program, which confirmed the continuity of the near-surface high-grade core at the Whistler deposit and included the best intercept of continuous mineralization intersected in drilling at the Whistler Project to date. We plan to re-commence the drilling program at the Whistler Project at the start of the 2024 field season. We have not yet finalized the work program, including extent of drilling, for the 2024 year.

Results of Operations

Three months ended March 31, 2024, compared to three months ended March 31, 2023

Selected operating results	For the Three Months Ended
	March 31, 2024 ($)	March 31, 2023 ($)	Change ($)
Net loss for the period	962,449	1,024,261	(61,812)
Loss from operations	1,106,755	1,021,611	85,144
Exploration expenses	414,497	125,205	289,292
General and administrative expenses	662,901	891,280	(228,379)
Depreciation	24,969	-	24,969

For the three months ended March 31, 2024, we recorded a net loss of $962,449 ($0.08 per share), compared to a net loss of $1,024,261 ($0.10 per share) for the three months ended March 31, 2023. The decrease was primarily due to decreased legal and accounting expenditures after the completion of our IPO, partially offset by the increase of costs associated with the Whistler Project exploration program.

For the three months ended March 31, 2024, we had exploration expenses of $414,497, compared to $125,205 for the three months ended March 31, 2023. The increase was primarily related to the 2023 Program which started in 2023 and included drilling, consulting fees to vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and maintenance costs. During the three months ended March 31, 2024, exploration expenses primarily consisted of:

(i) consulting fees of $155,834, compared to $124,155 for the three months ended March 31, 2023. The increase primarily related to consulting fees paid to third parties for the management of the confirmatory work program at the Whistler Project, as well as regulator, community and other stakeholder engagements.

(ii) camp maintenance expenses of $153,440, compared to $nil for the three months ended March 31, 2023. The expenses during the three months ended March 31, 2024, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the ongoing exploration program, as well as work to support an access road to the Whistler Project. The 2023 Program commenced in the summer of 2023, shortly after the renovation of the Whistler camp was completed.

(iii) drilling expenses of $82,190, compared to $nil for the three months ended March 31, 2023. Such expenses primarily consisted of storage of third-party drilling equipment during the winter break and drill core sample analysis. The 2023 Program, which was the Company’s inaugural drilling program, didn’t start until the summer of 2023.

(iv) transportation, travel and other exploration expenses of $23,033, compared to $1,050 for the three months ended March 31, 2023.

For the three months ended March 31, 2024, general and administrative expenditures were $662,901, compared to $891,280 for the three months ended March 31, 2023. During the three months ended March 31, 2024, general and administrative expenditures primarily consisted of:

(i) professional fees of $152,807, compared to $685,019 during the three months ended March 31, 2023. During the three months ended March 31, 2023, professional fees were primarily for legal, audit, accounting and tax services during the preparation and execution of our IPO.

(ii) share-based compensation expenses of $85,266, which consisted of $4,705 related to the award of restricted shares, $73,295 related to the fair value of stock options issued by us to management, directors, consultants and employees, and $7,266 for GoldMining personnel, allocated for their time spent on our affairs, compared to $28,636 during the three months ended March 31, 2023. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

(iii) management fees, salaries and benefits of $88,123, compared to $55,305 during the three months ended March 31, 2023. The increase was primarily due to the hiring of additional staff in connection with the increase in operations post-IPO;

(iv) consulting, corporate development and investor relations expenses of $162,440, compared to $65,781 during the three months ended March 31, 2023. The increase was mainly for building corporate brand awareness after completion of the IPO;

(v) filing, listing, dues and subscriptions expenses of $33,486, compared to $43,803 during the three months ended March 31, 2023;

(vi) office administrative and insurance expenses of $131,502, compared to $3,969 during the three months ended March 31, 2023. The increase was primarily for directors’ and officers’ insurance expenses during this period as a result of the completion of our IPO; and

(vii) travel, website design and hosting expenses of $9,277, compared to $8,767 during the three months ended March 31, 2023.

For the three months ended March 31, 2024, depreciation expenses were $24,969, compared to $nil for the three months ended March 31, 2023. The increase was primarily due to depreciation of camp structures, which were renovated in the summer of 2023, and equipment acquired after completion of the IPO.

For the three months ended March 31, 2024, our loss from operations was $1,106,755, compared to $1,021,611 for the three months ended March 31, 2023. The increase was primarily the result of an increase in exploration expenses after we completed our IPO and commenced the 2023 Program at the Whistler Project.

Transition Period

Selected operating results	For the One Month Ended
	December 31, 2023 ($)	December 31, 2022 ($)	Change ($)
Net loss for the period	232,997	177,194	55,803
Loss from operations	281,839	180,836	101,003
Exploration expenses	67,629	48,292	19,337
General and administrative expenses	204,484	130,860	73,624
Depreciation	8,286	-	8,286

For the one month ended December 31, 2023, we recorded a net loss of $232,997 ($0.02 per share), compared to a net loss of $177,194 ($0.02 per share) for the one month ended December 31, 2022. The increase was primarily due to increased office, insurance, and investor relations expenditures after completion of the IPO and costs associated with the Whistler Project exploration program.

For the one month ended December 31, 2023, we had exploration expenses of $67,629, compared to $48,292 for the one month ended December 31, 2022. The increase was primarily related to the 2023 Program which started in 2023 and included drilling, consulting fees to vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and maintenance costs. During the one month ended December 31, 2023, exploration expenses primarily consisted of:

(i) drilling expenses of $38,907, compared to $nil for the one month ended December 31, 2022. Drilling expenses primarily related to the storage of drilling equipment during the winter break and drill core sample analysis. The 2023 Program, which was the Company’s inaugural drilling program, didn’t start until the summer of 2023.

(ii) consulting fees of $22,112, compared to $34,720 for the one month ended December 31, 2022.

(iii) transportation, travel and other exploration expenses of $6,027, compared to $350 for the one month ended December 31, 2022.

(iv) camp maintenance expenses of $583, compared to $13,222 for the one month ended December 31, 2022. During the one month ended December 31, 2022, camp maintenance expenses were primarily for work to support an access road to the Whistler Project.

For the one month ended December 31, 2023, general and administrative expenditures were $204,484, compared to $130,860 for the one month ended December 31, 2022. During the one month ended December 31, 2023, general and administrative expenditures primarily consisted of:

(i) professional fees of $55,495, compared to $94,256 during the one month ended December 31, 2022. During the one month ended December 31, 2022, professional fees were primarily for legal, audit, accounting and tax services during the preparation and execution of our IPO.

(ii) share-based compensation expenses of $19,509, which consisted of $1,760, related to the award of restricted shares, $12,134 related to the fair value of stock options issued by us to management, directors, and employees, and $5,615 for GoldMining personnel, allocated for their time spent on our affairs, compared to $10,502 during the one month ended December 31, 2022. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

(iii) management fees, salaries and benefits of $30,784, compared to $14,306 during the one month ended December 31, 2022; The increase was primarily due to the hiring of additional staff in connection with the increase in operations post-IPO;

(iv) consulting, corporate development and investor relations expenses of $43,026, compared to $9,249 during the one month ended December 31, 2022. The increase was mainly for building corporate brand awareness after completion of the IPO;

(v) filing, listing, dues and subscriptions expenses of $8,327, compared to $1,194 during the one month ended December 31, 2022;

(vi) office administrative and insurance expenses of $45,012, compared to $1,179 during the one month ended December 31, 2022. The increase was primarily for directors’ and officers’ insurance expenses during this period as a result of completion of our IPO; and

(vii) travel, website design and hosting expenses of $2,331, compared to $174 during the one month ended December 31, 2022.

For the one month ended December 31, 2023, depreciation expenses were $8,286, compared to $nil for the one month ended December 31, 2022. The increase was due to depreciation of camp structures and equipment acquired after completion of the IPO.

For the one month ended December 31, 2023, our loss from operations was $281,839, compared to $180,836 for the one month ended December 31, 2022. The increase was primarily the result of a higher level of activity after completion of the IPO.

Liquidity and Capital Resources

	As at March 31, 2024	As at December 31, 2023	As at November 30, 2023
	($)	($)	($)
Cash and cash equivalents	$10,739,292	$11,203,893	$11,401,338
Working capital(1)	10,443,837	11,293,443	11,493,428
Total assets	12,131,271	12,776,013	13,023,753
Total current liabilities	708,723	475,378	513,075
Accounts payable	308,036	118,610	197,978
Accrued liabilities	190,514	149,812	112,048
Total non-current liabilities	295,535	300,139	297,967
Stockholders’ equity	11,127,013	12,000,496	12,212,711

(1)	Working capital is the difference between the total current assets and total current liabilities.

Prior to the completion of our IPO, capital resources consisted primarily of cash advanced and/or contributed from GoldMining. On April 24, 2023, we completed our IPO and issued 2,000,000 units, consisting of one share of Common Stock and one Warrant (the “Units”) at a price of $10.00 per Unit for net proceeds in an aggregate amount of approximately $19.1 million after deducting underwriting fees and offering costs. In May 2023 we repaid GoldMining $1,680,925, for amounts previously advanced to us by GoldMining.

As of March 31, 2024, we had cash and cash equivalents of $10,739,292 (December 31, 2023: $11,203,893; November 30, 2023: $11,401,338) and restricted cash of $86,928 (December 31, 2023: $87,756, November 30, 2023: $86,870). We had other receivables of $121,716 (December 31, 2023: $152,716; November 30, 2023: $115,113). We had inventories of $27,249 (December 31, 2023: $27,249; November 30, 2023: $27,249), which included fuels held at the Whistler Project camp site. We had prepaid expenses of $177,375 as of March 31, 2024, compared to $297,207 as of December 31, 2023, and $375,933 as of November 30, 2023. The decrease in prepaid expenses was primarily due to the amortization of corporate development and insurance expenses, offset by the increase of prepaid dues and subscription expenses.

As of March 31, 2024, current liabilities were $708,723, compared to $475,378 as of December 31, 2023, and $513,075 as of November 30, 2023. Current liabilities as of March 31, 2024, consisted of: (i) accounts payable of $308,036, compared to $118,610 as of December 31, 2023, and $197,978 as of November 30, 2023; (ii) accrued liabilities of $190,514, compared to $149,812 as of December 31, 2023, and $112,048 as of November 30, 2023; (iii) current portion of lease liabilities of $24,384, compared to $21,057 as of December 31, 2023, and $17,268 as of November 30, 2023; (iv) withholdings taxes payable of $180,863, which remained the same as of December 31, 2023 and November 30, 2023; and (v) income tax payable of $4,926, compared to $5,036 as of December 31, 2023, and $4,918 as of November 30, 2023. The increase in current liabilities was primarily due to the increase of accounts payable and accrued liabilities for the services of a third-party for the management of the ongoing exploration program for the Whistler Project.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining and the IPO. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of common stock pursuant to private placements and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of common stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

As of March 31, 2024, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024, was $467,229, compared to $461,051 during the three months ended March 31, 2023. Significant operating expenditures during the three months ended March 31, 2024, and 2023 included general and administrative expenses and exploration expenditures.

Net cash used in operating activities during the one month ended December 31, 2023, was $197,832, compared to $437,916 during the one month ended December 31, 2022. The decrease of net cash used in operating activities is primarily the result of decreased legal, accounting, and tax advisory expenditures after the completion of IPO.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024, was $1,900, compared to $nil during the three months ended March 31, 2023, which related to the purchase of equipment.

There were no investing activities during the one-month periods ended December 31, 2023, and 2022.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $3,700, compared to $381,831 during the three months ended March 31, 2023. Net cash provided by financing activities during the three months ended March 31, 2024, was primarily from capital contributions from GoldMining of $3,700 ($18,139 for the three months ended March 31, 2023), which related to allocated personnel costs from GoldMining. The advances from GoldMining during the three months ended March 31, 2024, were $nil, compared to $363,692 during the three months ended March 31, 2023.

During the one month ended December 31, 2023, net cash provided by financing activities was $1,273, compared to $538,379 during the one month ended December 31, 2022. Net cash provided by financing activities during the one month ended December 31, 2023, was primarily from capital contributions from GoldMining of $1,273 ($6,042 for the one month ended December 31, 2022), which related to allocated personnel costs from GoldMining. The advances from GoldMining during the one month ended December 31, 2023, were $nil, compared to $532,337 during the one month ended December 31, 2022.

Commitments Required to Keep Whistler Project in Good Standing

We are required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $230,605 in 2024 and thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $135,200 for 2024 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. We have excess labor carry forwards of $167,674 expiring in 2026 and $1,766,156 expiring in 2027, of which up to $135,200 can be applied each year to meet our annual labor requirements. The Whistler Project is in good standing as of the date of this Quarterly Report.

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

Transactions with Related Parties

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three months ended March 31, 2024, the allocated costs from GoldMining to the Company were $10,966 ($44,894 for the three months ended March 31, 2023). $7,266 of the allocated costs were noncash share-based compensation costs ($26,755 for the three months ended March 31, 2023). During the one month ended December 31, 2023, the allocated costs from GoldMining to the Company were $6,888 ($15,924 for the one month ended December 31, 2022). $5,615 of the allocated costs were noncash share-based compensation costs ($9,882 for the one month ended December 31, 2022). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

For the three months ended March 31, 2024, and for the one month ended December 31, 2023, the amounts advanced to us and paid on our behalf by GoldMining were $nil ($363,692 for the three months ended March 31, 2023, and $532,337 for the one month ended December 31, 2022). In May 2023 we repaid GoldMining $1,680,925 for amounts previously advanced to us. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three months ended March 31, 2024, we incurred $100,820 ($2,154 during the three months ended March 31, 2023), and during the one month ended December 31, 2023, we incurred $33,125 ($nil during the one month ended December 31, 2022), in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by a direct family member of the co-chairman and a director of GoldMining, for various services, including information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting, provided by Blender to us. As at March 31, 2024, prepaid expenses included service fees prepaid to Blender in the amount of $37,399 (December 31, 2023: $136,774; November 30, 2023: $169,899).

During the three months ended March 31, 2024, share-based compensation costs included $2,991 ($1,185 during the three months ended March 31, 2023), and during the one month ended December 31, 2023, share-based compensation costs included $1,127 ($408 during the one month ended December 31, 2022). These costs were related to performance-based restricted shares of Common Stock granted to the co-chairman and a director of GoldMining in September 2022.

Related party transactions are based on the amounts agreed to by the parties. During the three months ended March 31, 2024, and 2023 and for the one month ended December 31, 2023, and 2022 we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date hereof, we have 12,398,709 shares of Common Stock outstanding. In addition, we have outstanding stock options to purchase 181,550 shares of Common Stock at an exercise price of $10 per share with a weighted average remaining contractual life of 4.54 years, and outstanding Warrants to purchase 1,741,292 shares of Common Stock at an exercise price of $13 per share with a weighted average remaining contractual life of 2.07 years. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

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

Allocation of expenses from GoldMining

For the three months ended March 31, 2024, and 2023 and for the one month ended December 31, 2023, and 2022 certain general administrative expenses, including employment related expenditures for services and support functions provided by GoldMining, were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us.

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

Recently Issued Accounting Pronouncements

In November 2023 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (the “ASU”) 2023-07, the amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses”. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of this guidance on our financial statements.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this guidance on our financial statements.

In March 2024 the U.S. Securities and Exchange Commission (the “SEC”) adopted new climate disclosure rules. These rules require companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The rules reflect the SEC’s efforts to respond to investors’ demand for more consistent, comparable, and reliable information about the financial effects of climate-related risks on a registrant’s operations and how it manages those risks while balancing concerns about mitigating the associated costs of the rules. Management is currently evaluating the impact of these rules on our financial statements.

JOBS Act

In April 2012 the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and, as of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the information contained in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed under “Risk Factors” in our Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date hereof, there have been no material changes in the risk factors discussed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

U.S. GOLDMINING INC.

Date: May 10, 2024	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Tyler Wong
Tyler Wong
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

