Form 10-Q
period 2024-06-30
U.S. GoldMining Inc.
filed 2024-08-13
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,398,709 shares of common stock outstanding as of August 13, 2024.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	June 30, 2024	December 31, 2023

Current assets
Cash and cash equivalents	3	$8,220,444	$11,203,893
Restricted cash	3	86,552	87,756
Other receivables		100,945	152,716
Inventories		33,916	27,249
Prepaid expenses	4	943,705	297,207
Total current assets		9,385,562	11,768,821

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		122,978	133,956
Property and equipment, net	5	958,959	841,844
Total assets		$10,498,891	$12,776,013

Current liabilities
Accounts payable		$231,540	$118,610
Accrued liabilities		70,775	149,812
Current portion of lease liabilities	6	24,792	21,057
Withholdings taxes payable		180,863	180,863
Income tax payable		-	5,036
Total current liabilities		507,970	475,378

Lease liabilities	6	102,252	118,819
Asset retirement obligations		190,203	181,320
Total liabilities		800,425	775,517

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at June 30, 2024, December 31, 2023; 12,398,709 shares issued and outstanding as at June 30, 2024, and December 31, 2023	8	12,399	12,399
Additional paid-in capital		26,846,656	26,699,034
Accumulated deficit		(17,160,589)	(14,710,937)
Total stockholders’ equity		9,698,466	12,000,496
Total liabilities and stockholders’ equity		$10,498,891	$12,776,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended June 30		Six Months Ended June 30
	Notes	2024	2023	2024	2023
Operating expenses
Exploration expenses		$923,403	$621,320	$1,337,900	$746,525
General and administrative expenses	7	653,110	2,426,591	1,316,011	3,317,871
Accretion		4,495	5,241	8,883	10,367
Depreciation	5	29,752	-	54,721	-
Total operating expenses		1,610,760	3,053,152	2,717,515	4,074,763
Loss from operations		(1,610,760)	(3,053,152)	(2,717,515)	(4,074,763)

Other income (expenses)
Interest income		125,604	134,111	269,953	134,111
Foreign exchange gain (loss)		874	(277)	831	(2,927)
Net loss for the period before tax		$(1,484,282)	$(2,919,318)	$(2,446,731)	$(3,943,579)
Current income tax expense		(2,921)	-	(2,921)	-
Net loss for the period		$(1,487,203)	$(2,919,318)	$(2,449,652)	$(3,943,579)

Loss per share
Basic and diluted	9	$(0.12)	$(0.25)	$(0.20)	$(0.36)

Weighted average shares outstanding
Basic and diluted		12,398,709	11,726,195	12,398,709	10,934,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended June 30
	2024	2023
Net cash provided by (used in):

Operating activities
Net loss for the period	$(2,449,652)	$(3,943,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	8,883	10,367
Depreciation	54,721	-
Share-based compensation	140,637	278,595
Non-cash lease expenses	13,657	-
Changes in operating assets and liabilities
Inventories	(6,667)	-
Prepaid expenses	(646,498)	(721,443)
Other receivables	51,771	(136,229)
Accounts payable	112,930	(55,962)
Accrued liabilities	(79,037)	73,370
Withholdings taxes payable	-	53,934
Income tax payable	(5,036)	-
Lease liabilities	(15,511)	-
Net cash used in operating activities	(2,819,802)	(4,440,947)

Investing activities
Construction of camp structures	-	(679,705)
Purchase of equipment	(171,836)	-
Net cash used in investing activities	(171,836)	(679,705)

Financing activities
Proceeds from initial public offering, net of underwriters’ fees and issuance costs	-	19,056,223
Proceeds from common shares issued for warrant exercise	-	3,363,204
Capital contributions from GoldMining	6,985	26,217
Advance from GoldMining	-	470,805
Repayment of advance from GoldMining	-	(1,680,925)
Net cash provided by financing activities	6,985	21,235,524

Net change in cash, cash equivalents and restricted cash	(2,984,653)	16,114,872
Cash, cash equivalents and restricted cash, beginning of period	11,291,649	154,971
Cash, cash equivalents and restricted cash, end of period	$8,306,996	$16,269,843

Supplemental disclosure of non-cash financing activities:
Allocation of share-based compensation expenses from GoldMining	$11,381	$37,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Share Issuance	Accumulated	Total Stockholders’ Equity
	Note	Shares	Amount	Capital	Obligation	Deficit	(Deficit)
Balance at December 31, 2023		12,398,709	$12,399	$26,699,034	$-	$(14,710,937)	$12,000,496
Capital contributions from GoldMining	12	-	-	3,700	-	-	3,700
Share-based compensation - allocated from GoldMining	12	-	-	7,266	-	-	7,266
Amortization of share-based compensation	8.3, 8.5	-	-	78,000	-	-	78,000
Net loss for the period		-	-	-	-	(962,449)	(962,449)
Balance at March 31, 2024		12,398,709	$12,399	$26,788,000	$-	$(15,673,386)	$11,127,013
Capital contributions from GoldMining	12	-	-	3,285	-	-	3,285
Share-based compensation - allocated from GoldMining	12	-	-	4,115	-	-	4,115
Amortization of share-based compensation	8.3, 8.5	-	-	51,256	-	-	51,256
Net loss for the period		-	-	-	-	(1,487,203)	(1,487,203)
Balance at June 30, 2024		12,398,709	$12,399	$26,846,656	$-	$(17,160,589)	$9,698,466

		Common Stock		Additional Paid-In	Share Issuance	Accumulated	Total Stockholders’ Equity
	Note	Shares	Amount	Capital	Obligation	Deficit	(Deficit)
Balance at December 31, 2022		10,135,001	$10,135	$3,844,501	$-	$(5,298,557)	$(1,443,921)
Withholding taxes on return of capital		-	-	(10,740)	-	-	(10,740)
Capital contributions from GoldMining	12	-	-	18,139	-	-	18,139
Share-based compensation - allocated from GoldMining	12	-	-	26,755	-	-	26,755
Amortization of share-based compensation	8.3	-	-	1,881	-	-	1,881
Net loss for the period		-	-	-	-	(1,024,261)	(1,024,261)
Balance at March 31, 2023		10,135,001	$10,135	$3,880,536	$-	$(6,322,818)	$(2,432,147)
Common stock
Issued under initial public offering	8.1	2,000,000	2,000	18,206,955	-	-	18,208,955
Underwriter fees and issuance costs	8.1	-	-	(883,311)	-	-	(883,311)
Issued upon exercise of warrants		258,708	259	3,362,945	-	-	3,363,204
Warrants
Issued in connnection with initial public offering	8.1	-	-	1,791,045	-	-	1,791,045
Underwriter fees and issuance costs	8.1	-	-	(86,883)	-	-	(86,883)
Capital contributions from GoldMininig	12	-	-	8,078	-	-	8,078
Share-based compensation
Common stock to be issued for consulting services	12	-	-	-	65,700	-	65,700
Allocated from GoldMining	12	-	-	10,740	-	-	10,740
Amortization of share-based compensation	8.3, 8.5	-	-	173,519	-	-	173,519
Net loss for the period		-	-	-	-	(2,919,318)	(2,919,318)
Balance at June 30, 2023		12,393,709	$12,394	$26,463,624	$65,700	$(9,242,136)	$17,299,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.”. The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 79.3% of the outstanding shares of the Company. As of June 30, 2024, GoldMining owned 79.7% of the Company.

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

On February 9, 2024, the board of directors of the Company approved a change of the Company’s fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2024, and will end on December 31, 2024 (the “Fiscal 2024”). As a result of the change in fiscal year, there was a one-month transition period (the “Transition Period”) beginning on December 1, 2023, and ending on December 31, 2023. The results of the Transition Period were reported in the Company’s Form 10-Q for the three months ended March 31, 2024, filed with the United States Securities and Exchange Commission (the “SEC”) on May 10, 2024.

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

Management’s Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the quarters presented. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions. Significant estimates made by management include, but are not limited to, asset retirement obligations and share-based compensation.

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

In March 2024 the SEC adopted new climate disclosure rules. These rules require companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The rules reflect the SEC’s efforts to respond to investors’ demand for more consistent, comparable, and reliable information about the financial effects of climate-related risks on a registrant’s operations and how it manages those risks while balancing concerns about mitigating the associated costs of the rules. Management is currently evaluating the impact of these rules on our financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 3: Cash and Cash Equivalents and Restricted Cash

	June 30, 2024	December 31, 2023
Cash and cash equivalents consist of:
Cash at bank	$320,444	$703,893
Term deposits	7,900,000	10,500,000
Total	$8,220,444	$11,203,893

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$8,220,444	$11,203,893
Restricted cash	86,552	87,756
Total cash, cash equivalents and restricted cash	$8,306,996	$11,291,649

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2024	December 31, 2023
Advances(1)	$822,850	$-
Prepaid insurance	46,538	148,360
Prepaid corporate development expenses	27,850	136,774
Prepaid dues and subscriptions	34,907	-
Other prepaid expenses	11,560	12,073
Total	$943,705	$297,207

(1)	Advances relate to the cash advanced to Equity Geoscience Ltd. (“Equity Geoscience”), a technical consulting company for the management of an exploration program for the Whistler Project

Note 5: Property and Equipment

Property and equipment consist of the following:

	June 30, 2024			December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(71,961)	$695,745	$767,706	$(33,576)	$734,130
Exploration equipment	108,137	(8,845)	99,292	52,846	(2,642)	50,204
Vehicles and hauling equipment	174,508	(12,877)	161,631	60,537	(3,027)	57,510
Computer hardware	2,574	(283)	2,291	-	-	-
	$1,052,925	$(93,966)	$958,959	$881,089	$(39,245)	$841,844

Note 6: Leases

In May 2023 US GoldMining Canada Inc. entered into a sublease agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 5.33 years. In September 2023 the headlease under which the company leased its office space was terminated by the landlord as it pertained to its sub-lessor. As a result, the sublease for the office space was terminated. In November 2023 US GoldMining Canada Inc. entered into a new lease directly with the landlord with a term of 4.88 years. As at June 30, 2024, the remaining lease term was 4.25 years and the discount rate was 11.34%.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2024	18,486
Fiscal 2025	37,237
Fiscal 2026	38,029
Fiscal 2027	38,029
Fiscal 2028	25,353
Total lease payments	157,134
Less: imputed interest	(30,090)
Present value of lease liabilities	$127,044

Current portion of lease liabilities	$24,792
Non-current portion of lease liabilities	$102,252

During the three and six months ended June 30, 2024, and 2023, total lease expenses include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Leases	$9,001	$-	$18,136	$-
Short-term Leases	1,050	2,250	2,100	3,300
Total Lease Expenses	$10,051	$2,250	$20,236	$3,300

Note 7: General and Administrative Expenses

The following table presents general and administrative expenses for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Office, consulting, investor relations, insurance and travel(1)	$190,604	$1,238,765	$493,823	$1,317,281
Professional fees	265,780	758,536	418,587	1,443,555
Management fees, salaries and benefits(2)	86,519	97,337	174,642	152,643
Share-based compensation(2)	55,371	249,959	140,637	278,595
Filing, listing, dues and subscriptions	54,836	81,994	88,322	125,797
Total	$653,110	$2,426,591	$1,316,011	$3,317,871

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of the co-chairman and a director of GoldMining (Note 12).

(2)	During the three and six months ended June 30, 2024, and 2023, share-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 12).

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 8: Capital Stock

8.1 Equity Financing

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
19,029,806

ATM Program

On May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including the Company’s common stock, preferred stock, warrants and/ or units. Additionally, the Company entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the six months ended June 30, 2024, no shares of common stock were sold under the ATM Program.

8.2 Common and Preferred Shares

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of June 30, 2024, there were 12,398,709 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

8.3 Restricted Shares

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

On September 23, 2022, we granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of our and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of June 30, 2024, 349,250 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions during the year ended December 31, 2023.

The unvested Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. The conditions are as follows:

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

During the three and six months ended June 30, 2024, the Company recognized share-based compensation expense of $3,415 and $8,121, respectively ($37,567 and $39,448, respectively, during the three and six months ended June 30, 2023), related to the Restricted Shares.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

8.4 Share Purchase Warrants

There were common stock purchase warrants to purchase 1,741,292 shares of common stock outstanding as at June 30, 2024, with an exercise price of $13.00 per share and with a weighted average remaining contractual life of 1.82 years.

8.5 Stock Options

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

The following table summarizes the Company’s stock option activity during this period:

	Number of Stock Options	Weighted Average Exercise Price
Balance, December 31, 2023	82,500	$10.00
Granted	99,050	10.00
Balance, March 31, 2024 and June 30, 2024	181,550	$10.00

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

As at June 30, 2024, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized share-based compensation expense related to the unvested portion of stock options totaled $69,010 to be recognized over the next 0.77 years.

During the three and six months ended June 30, 2024, the Company recognized share-based compensation expenses of $47,841 and $121,135, respectively ($135,952 and $135,952, respectively, during the three and six months ended June 30, 2023), for the stock options granted.

Note 9: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Numerator
Net loss for the period	$(1,487,203)	$(2,919,318)	$(2,449,652)	$(3,943,579)

Denominator
Weighted average number of shares, basic and diluted	12,398,709	11,726,195	12,398,709	10,934,993

Net loss per share, basic and diluted	$(0.12)	$(0.25)	$(0.20)	$(0.36)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 181,550 and 82,500 shares of common stock outstanding as at June 30, 2024, and 2023, respectively) and warrants (warrants to purchase 1,741,292 shares of common stock outstanding as at June 30, 2024, and 2023), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Note 10: Financial Instruments

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as at June 30, 2024, of $8,877,592. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and withholding taxes payable are expected to be realized or settled within a one-year period.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

The Company has not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining and the IPO. The Company’s ability to meet its obligations and finance exploration activities depends on its ability to generate cash flow through the issuance of shares of common stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for the Company’s common stock, restricting access to some institutional investors. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

The Company believes that the existing cash on hand will enable us to meet its working capital requirements for the next twelve months commencing from the date that the condensed consolidated financial statements are issued.

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $590 on net loss for the quarter ended June 30, 2024.

Note 11: Commitments and Contingencies

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

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

In May 2024, the Company entered into an agreement with Equity Geoscience for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $3,500,000, with the Company holding the option for approval of additional expenditures up to $2,000,000, for the period of January 1, 2024, to December 31, 2024. If the Company elects not to proceed with the additional expenditures and terminates the work, it will approve a decampment budget in addition to the $3,500,000 expenditure. The work order may be paused, postponed or terminated by either party with 30 days written notice. Additionally, as at June 30, 2024, the Company has paid $1,905,000 towards the approved work order.

Note 12: Related Party Transactions

During the periods presented, the Company shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and six months ended June 30, 2024, the allocated costs from GoldMining to the Company were $7,400 and $18,366, respectively ($18,818 and $63,712 for the three and six months ended June 30, 2023, respectively). Out of the allocated costs, $4,115 and $11,381 for the three and six months ended June 30, 2024, respectively, were noncash share-based compensation costs ($10,740 and $37,495 for the three and six months ended June 30, 2023, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the three and six months ended June 30, 2024, the amounts advanced to the Company or paid on its behalf by GoldMining were $nil ($107,113 and $470,805 for the three and six months ended June 30, 2023). In May 2023 the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and six months ended June 30, 2024, the Company incurred $38,693 and $139,513, respectively, and during the three and six months ended June 30, 2023, $92,442 and $94,596, respectively, in general and administrative costs, paid to Blender, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three and six months ended June 30, 2024, share-based compensation costs included $2,109 and $5,100, respectively ($23,973 and $25,158 during the three and six months ended June 30, 2023), in amounts incurred for the co-chairman and a director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 8.3).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended June 30, 2024, and 2023, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

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

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 105 miles (170 kilometres) northwest of Anchorage, in Alaska.

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

Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2, our registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169 and our head operating office is located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.usgoldmining.us.

On April 24, 2023, we completed our initial public offering (the “IPO”) of shares of Common Stock and Warrants. Our shares of Common Stock and Warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

Change of Fiscal Year End

On February 9, 2024, our board of directors approved a change of our fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2024, and will end on December 31, 2024 (the “Fiscal 2024”). As a result of the change in fiscal year, there was a one-month transition period beginning on December 1, 2023, and ending on December 31, 2023 (the “Transition Period”). The Company’s unaudited consolidated financial statements for the Transition Period were reported in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 10, 2024.

Recent Developments

2023 and 2024 Field Programs

On August 21, 2023, we announced the commencement of a confirmatory 2023 Phase 1 Drilling Program at the Whistler Project. Phase 1 of the confirmatory program comprised up to an initial 5,000 meters of the budgeted drilling program. Four confirmatory drill holes were completed for a total of 2,234 meters by mid-November, at which time the program was paused for winter break.

On January 16, 2024, we announced initial results from the abovementioned program, which confirmed the continuity of the near-surface high-grade core at the Whistler deposit and included the best intercept of continuous mineralization intersected in drilling at the Whistler Project to date, which was 547 meters at 1.06 grams per tonne gold equivalent.

On May 22, 2024, we announced an update regarding our proposed exploration program for 2024 and our preparations and mobilization for the 2024 field season. The focus of this program is to confirm our understanding and seek to further delineate and extend areas of high-grade mineralization at the Whistler Project.

On June 27, 2024, we announced the re-commencement of drilling at Whistler Project for the 2024 field season. The exploration program for the current field season is focused on additional confirmatory infill and step-out drilling within the Whistler and Raintree West deposits. Surface exploration activities are also planned with the objective to identify drill targets within the broader Whistler Orbit, a classic ‘porphyry cluster’ with potential to discover additional mineralized intrusive centers.

At-The-Market Equity Program

On May 15, 2024, we filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including our common stock, preferred stock, warrants and/ or units. Additionally, we entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the six months ended June 30, 2024, no shares of common stock were sold under the ATM Program.

Results of Operations

Three months ended June 30, 2024, compared to three months ended June 30, 2023

Selected operating results	For the Three Months Ended
	June 30, 2024 ($)	June 30, 2023 ($)	Change ($)
Net loss for the period	(1,487,203)	(2,919,318)	1,432,115
Loss from operations	(1,610,760)	(3,053,152)	1,442,392
Exploration expenses	923,403	621,320	302,083
General and administrative expenses	653,110	2,426,591	(1,773,481)
Depreciation	29,752	-	29,752

For the three months ended June 30, 2024, we recorded a net loss of $1,487,203 ($0.12 per share), compared to a net loss of $2,919,318 ($0.25 per share) for the three months ended June 30, 2023. The decrease in net loss was primarily due to decreased legal and accounting expenditures after the completion of our IPO in 2023, partially offset by the increase of costs associated with planning for and mobilization of the exploration program for the current field season at the Whistler Project.

For the three months ended June 30, 2024, we had exploration expenses of $923,403, compared to $621,320 for the three months ended June 30, 2023. The increase was primarily related to the exploration program for the current field season and included planning and mobilization to design and execute drilling (respectively), consulting fees to third party vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and camp and maintenance costs. During the three months ended June 30, 2024, exploration expenses primarily consisted of:

(i) consulting fees of $285,449, compared to $277,712 for the three months ended June 30, 2023. Such expenses were primarily for consulting fees paid to third parties for the planning and management of our planned exploration programs at the Whistler Project, including database management, geological interpretation and modelling. In addition, consulting fees to third parties to conduct environmental baseline, and regulator, community and other stakeholder engagements;

(ii) drilling expenses of $280,830, compared to $144,554 for the three months ended June 30, 2023. The expenses during the three months ended June 30, 2024, were primarily as a result of the commencement of the current field program at the Whistler Project. The field program for the prior year commenced in late August 2023, whereas with camp established and drilling equipment already on site, drilling commenced earlier, on June 25, 2024. Comparatively, the drilling expenses during the three months ended June 30, 2023, were primarily for drilling supplies and mobilization of drilling equipment in readiness for drilling in the third quarter of 2023;

(iii) camp maintenance expenses of $185,597, compared to $112,235 for the three months ended June 30, 2023. The additional expenses during the three months ended June 30, 2024, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the ongoing exploration program, as well as work to support maintenance of the existing access road between camp and drilling sites at Raintree and Whistler deposits, construction of new trails and drill pads, and stakeholder engagement to support the Alaska state led future access road. Comparatively, the expenses during the three months ended June 30, 2023, were primarily for equipment maintenance and facility rental fees during the renovation of the Whistler camp; and

(iv) transportation, travel and other exploration expenses of $171,527, compared to $86,819 for the three months ended June 30, 2023. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project, in connection with the earlier start of field exploration activities in the current quarter and to ensure adequate stocks of equipment and consumables for the ongoing exploration program through the third quarter of 2024.

For the three months ended June 30, 2024, general and administrative expenditures were $653,110, compared to $2,426,591 for the three months ended June 30, 2023. During the three months ended June 30, 2024, general and administrative expenditures primarily consisted of:

(i) professional fees of $265,780, which were primarily for legal and accounting fees associated with the filing of registration statement and the implementation of the ATM Program, compared to $758,536 for the three months ended June 30, 2023. During the three months ended June 30, 2023, professional fees were higher for legal, audit, accounting and tax services during the preparation and execution of our IPO;

(ii) share-based compensation expenses of $55,371, which consisted of $3,415 related to the award of restricted shares, $47,841 related to the fair value of stock options issued by us to management, directors, consultants and employees, and $4,115 for GoldMining personnel, allocated for their time spent on our affairs, compared to $249,959 during the three months ended June 30, 2023. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

(iii) management fees, salaries and benefits of $86,519, compared to $97,337 during the three months ended June 30, 2023;

(iv) consulting, corporate development and investor relations expenses of $67,437, compared to $1,135,500 during the three months ended June 30, 2023. Comparatively, during the three months ended June 30, 2023, the expenses were higher for building initial corporate brand awareness of the new company after completion of the IPO;

(v) filing, listing, dues and subscriptions expenses of $54,836, compared to $81,994 during the three months ended June 30, 2023. Comparatively, during the three months ended June 30, 2023, the expenses were primarily for filing and listing fees for our IPO;

(vi) office administrative and insurance expenses of $115,833, compared to $91,292 during the three months ended June 30, 2023; and

(vii) travel, website design and hosting expenses of $7,334, compared to $11,973 during the three months ended June 30, 2023.

For the three months ended June 30, 2024, depreciation expenses were $29,752, compared to $nil for the three months ended June 30, 2023. The increase was primarily due to depreciation of camp structures, which were renovated and made available for their intended use in July 2023, and for new equipment acquired after completion of the IPO.

For the three months ended June 30, 2024, our loss from operations was $1,610,760, compared to $3,053,152 for the three months ended June 30, 2023. The decrease was primarily due to decreased legal and accounting expenditures after the completion of our IPO, partially offset by the increase in costs associated with the Whistler Project exploration program.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

Selected operating results	For the Six Months Ended
	June 30, 2024 ($)	June 30, 2023 ($)	Change ($)
Net loss for the period	(2,449,652)	(3,943,579)	1,493,927
Loss from operations	(2,717,515)	(4,074,763)	1,357,248
Exploration expenses	1,337,900	746,525	591,375
General and administrative expenses	1,316,011	3,317,871	(2,001,860)
Depreciation	54,721	-	54,721

For the six months ended June 30, 2024, we recorded a net loss of $2,449,652 ($0.20 per share), compared to a net loss of $3,943,579 ($0.36 per share) for the six months ended June 30, 2023. The decrease in net loss was primarily due to decreased legal and accounting expenditures after the completion of our IPO, partially offset by the increase in costs associated with increased exploration activity at the Whistler Project.

For the six months ended June 30, 2024, we had exploration expenses of $1,337,900, compared to $746,525 for the six months ended June 30, 2023. The increase was primarily related to the exploration program for the 2024 field season and included drilling, consulting fees to vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and maintenance costs. During the six months ended June 30, 2024, exploration expenses primarily consisted of:

(i) consulting fees of $441,283, compared to $401,867 for the six months ended June 30, 2023. Such expenses were primarily for consulting fees paid to third parties for the planned exploration program over the 2023 and 2024 field seasons at the Whistler Project, as well as regulator, community and other stakeholder engagements;

(ii) drilling expenses of $363,020, compared to $144,554 for the six months ended June 30, 2023. The expenses during the six months ended June 30, 2024, were primarily as a result of the earlier commencement of the current program at the Whistler Project. The 2023 field program, which was our inaugural drilling program, began in late August 2023. Comparatively, the drilling expenses during the six months ended June 30, 2023, were primarily for drilling supplies and mobilization of drilling equipment;

(iii) camp maintenance expenses of $339,037, compared to $112,235 for the six months ended June 30, 2023. The expenses during the six months ended June 30, 2024, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the ongoing exploration program, as well as work to support maintenance of the existing access road between camp and drilling sites at Raintree and Whistler deposits, construction of new trails and drill pads, and stakeholder engagement to support the Alaska state led future access road. Comparatively, the expenses during the six months ended June 30, 2023, were primarily for camp and equipment maintenance and facility rental fees during the renovation of the Whistler camp; and

(iv) transportation, travel and other exploration expenses of $194,560, compared to $87,869 for the six months ended June 30, 2023. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project, in connection with the ongoing exploration program.

For the six months ended June 30, 2024, general and administrative expenditures were $1,316,011, compared to $3,317,871 for the six months ended June 30, 2023. During the six months ended June 30, 2024, general and administrative expenditures primarily consisted of:

(i) professional fees of $418,587, compared to $1,443,555 during the same period of 2023. During the six months ended June 30, 2023, professional fees were higher for legal, audit, accounting and tax services during the preparation and execution of our IPO;

(ii) share-based compensation expenses of $140,637, which consisted of $8,121 related to the award of restricted shares, $121,135 related to the fair value of stock options issued by us to management, directors, consultants and employees, and $11,381 for GoldMining personnel, allocated for their time spent on our affairs, compared to $278,595 during the six months ended June 30, 2023. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

(iii) management fees, salaries and benefits of $174,642, compared to $152,643 during the six months ended June 30, 2023;

(iv) consulting, corporate development and investor relations expenses of $229,876, compared to $1,201,280 during the six months ended June 30, 2023. During the six months ended June 30, 2023, the expenses were primarily for building corporate brand awareness after completion of the IPO;

(v) filing, listing, dues and subscriptions expenses of $88,322, compared to $125,797 during the six months ended June 30, 2023. Comparatively, during the six months ended June 30, 2023, the expenses were primarily for filing and listing fees for our IPO;

(vi) office administrative and insurance expenses of $247,336, compared to $95,261 during the six months ended June 30, 2023. The increase was primarily for directors’ and officers’ insurance expenses during this period as a result of the completion of our IPO; and

(vii) travel, website design and hosting expenses of $16,611, compared to $20,740 during the six months ended June 30, 2023.

For the six months ended June 30, 2024, depreciation expenses were $54,721, compared to $nil for the six months ended June 30, 2023. The increase was primarily due to depreciation of camp structures, which were renovated and made available for their intended use in July 2023, and for new equipment acquired after completion of the IPO.

For the six months ended June 30, 2024, our loss from operations was $2,717,515, compared to $4,074,763 for the six months ended June 30, 2023. The decrease was primarily due to decreased legal and accounting expenditures after the completion of our IPO in 2023, partially offset by the increase in costs associated with the Whistler Project exploration program.

Liquidity and Capital Resources

	As at June 30, 2024	As at December 31, 2023
	($)	($)
Cash and cash equivalents	8,220,444	11,203,893
Working capital(1)	8,877,592	11,293,443
Total assets	10,498,891	12,776,013
Total current liabilities	507,970	475,378
Accounts payable	231,540	118,610
Accrued liabilities	70,775	149,812
Total non-current liabilities	292,455	300,139
Stockholders’ equity	9,698,466	12,000,496

(1)	Working capital is the difference between the total current assets and total current liabilities.

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

As of June 30, 2024, we had cash and cash equivalents of $8,220,444 (December 31, 2023: $11,203,893) and restricted cash of $86,552 (December 31, 2023: $87,756). We had other receivables of $100,945 (December 31, 2023: $152,716). We had inventories of $33,916 (December 31, 2023: $27,249), which included fuels held at the Whistler Project camp site. We had prepaid expenses of $943,705 as of June 30, 2024, compared to $297,207 as of December 31, 2023. The increase in prepaid expenses was primarily due to the $822,850 cash advances to a third party technical consulting company for management of the exploration program for the Whistler Project, partially offset by the amortization of corporate development and insurance expenses.

As of June 30, 2024, we had current liabilities of $507,970, compared to $475,378 as of December 31, 2023. Current liabilities as of June 30, 2024, consisted of: (i) accounts payable of $231,540, compared to $118,610 as of December 31, 2023; (ii) accrued liabilities of $70,775, compared to $149,812 as of December 31, 2023; (iii) current portion of lease liabilities of $24,792, compared to $21,057 as of December 31, 2023; (iv) withholdings taxes payable of $180,863, which remained the same as of December 31, 2023; and (v) income tax payable of $nil compared to $5,036 as of December 31, 2023.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining and the IPO. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

As of June 30, 2024, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024, was $2,819,802, compared to $4,440,947 during the six months ended June 30, 2023. A decrease in prepaid expenses used cash of $646,498 in the six months ended June 30, 2024, compared to $721,443 in the same period of 2023. An increase in other receivables provided cash of $51,771 in the six months ended June 30, 2024, compared to a decrease in other receivables using cash of $136,229 in the same period of 2023. An increase in accounts payable provided cash of $112,930 in the six months ended June 30, 2024, compared to a decrease in accounts payable using cash of $55,962 in the same period of 2023. A decrease in accrued liabilities used cash of $79,037 in the six months ended June 30, 2024, compared to an increase in accrued liabilities providing cash of $73,370 in the same period of 2023.

Significant operating expenditures during the six months ended June 30, 2024, and 2023, included general and administrative expenses and exploration expenditures.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024, was $171,836, which related to the purchase of equipment, compared to $679,705 during the six months ended June 30, 2023, which related to the construction of camp structures.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $6,985, which related to allocated personnel costs from GoldMining, compared to $21,235,524 during the six months ended June 30, 2023. The net cash provided by financing activities during the six months ended June 30, 2023, primarily comprised of the net proceeds of $19,056,223 from the IPO, proceeds from warrant exercises of $3,363,204, allocated personnel costs from GoldMining of $26,217, and advances from GoldMining of $470,805, partially offset by $1,680,925 for repayment of advances from GoldMining.

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

In August 2015, we acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among us, GoldMining, Kiska Metals Corporation (“Kiska”), and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, we assumed an obligation on the Whistler Project pursuant to a royalty purchase agreement between Kiska, Geoinformatics, and MF2, LLC (“MF2”), dated December 16, 2014. This agreement granted MF2 a 2.75% NSR royalty over the Whistler Project area, and, extending outside the current claims, over an area of interest defined by certain maximum historical extent of claims held on the Whistler Project.

In May 2024, we entered into an agreement with Equity Geoscience for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $3,500,000, with us holding the option for approval of additional expenditures up to $2,000,000, for the period of January 1, 2024, to December 31, 2024. If we elect not to proceed with the additional expenditures and terminate the work, we will approve a decampment budget in addition to the $3,500,000 expenditure. The work order may be paused, postponed or terminated by either party with 30 days written notice. Additionally, as at June 30, 2024, the Company has paid $1,905,000 towards the approved work order.

Transactions with Related Parties

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and six months ended June 30, 2024, the allocated costs from GoldMining to us were $7,400 and $18,366, respectively ($18,818 and $63,712 for the three and six months ended June 30, 2023, respectively). Out of the allocated costs, $4,115 and $11,381 for the three and six months ended June 30, 2024, respectively, were non-cash share-based compensation costs ($10,740 and $37,495 for the three and six months ended June 30, 2023, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

For the three and six months ended June 30, 2024, the amounts advanced to us or paid on our behalf by GoldMining were $nil ($107,113 and $470,805 for the three and six months ended June 30, 2023). In May 2023, we repaid GoldMining $1,680,925, for amounts previously advanced to us. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and six months ended June 30, 2024, we incurred $38,693 and $139,513, respectively, and during the three and six months ended June 30, 2023, $92,442 and $94,596, respectively, in general and administrative costs, paid to Blender Media Inc., a company whose principal is an immediate family member of a director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services provided by Blender to the Company.

During the three and six months ended June 30, 2024, share-based compensation costs included $2,109 and $5,100, respectively ($23,973 and $25,158 during the three and six months ended June 30, 2023), in amounts incurred for the co-chairman and a director of GoldMining for performance based restricted shares of our Common Stack granted to such individual in September 2022.

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended June 30, 2024, and 2023, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date hereof, we have 12,398,709 shares of Common Stock outstanding. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 181,550 shares of Common Stock at an exercise price of $10 per share with a weighted average remaining contractual life of 4.29 years, and outstanding Warrants to purchase 1,741,292 shares of Common Stock at an exercise price of $13 per share with a weighted average remaining contractual life of 1.82 years. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

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

Allocation of expenses from GoldMining

For six months ended June 30, 2024, and 2023, certain general administrative expenses, including employment related expenditures for services and support functions provided by GoldMining, were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us.

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

In March 2024 the SEC adopted new climate disclosure rules. These rules require companies to publish information that describes the climate-related risks that are reasonably likely to have a material impact on a company’s business or consolidated financial statements. The rules reflect the SEC’s efforts to respond to investors’ demand for more consistent, comparable, and reliable information about the financial effects of climate-related risks on a registrant’s operations and how it manages those risks while balancing concerns about mitigating the associated costs of the rules. Management is currently evaluating the impact of these rules on our financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

10.1	At The Market Offering Agreement, dated May 15, 2024, by and between U.S. GoldMining Inc. and H.C. Wainwright & Co., LLC as representative of the several agents party thereto. (Incorporated by reference from Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on May 15, 2024.)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definitions Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLDMINING INC.

Date: August 13, 2024	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Tyler Wong
Tyler Wong
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

