Form 10-Q
period 2024-09-30
U.S. GoldMining Inc.
filed 2024-11-13
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,444,608 shares of common stock outstanding as of November 13, 2024.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	September 30, 2024	December 31, 2023

Current assets
Cash and cash equivalents	3	$4,401,101	$11,203,893
Restricted cash	3	88,469	87,756
Other receivables		31,113	152,716
Inventories		36,183	27,249
Prepaid expenses	4	727,755	297,207
Total current assets		5,284,621	11,768,821

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		117,293	133,956
Property and equipment, net	5	923,522	841,844
Total assets		$6,356,828	$12,776,013

Current liabilities
Accounts payable		$391,527	$118,610
Accrued liabilities		67,707	149,812
Current portion of lease liabilities	6	25,762	21,057
Withholdings taxes payable		180,863	180,863
Income tax payable		-	5,036
Total current liabilities		665,859	475,378

Lease liabilities	6	96,736	118,819
Asset retirement obligations		194,809	181,320
Total liabilities		957,404	775,517

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at September 30, 2024, and December 31, 2023; 12,398,709 shares issued and outstanding as at September 30, 2024, and December 31, 2023	9	12,399	12,399
Additional paid-in capital		26,893,363	26,699,034
Accumulated deficit		(21,506,338)	(14,710,937)
Total stockholders’ equity		5,399,424	12,000,496
Total liabilities and stockholders’ equity		$6,356,828	$12,776,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended September 30		Nine Months Ended September 30
	Notes	2024	2023	2024	2023
Operating expenses
Exploration expenses	7	$3,911,335	$2,506,032	$5,249,235	$3,252,557
General and administrative expenses	8	477,869	822,730	1,793,880	4,140,601
Accretion		4,606	5,360	13,489	15,727
Depreciation	5	35,436	12,743	90,157	12,743
Total operating expenses		4,429,246	3,346,865	7,146,761	7,421,628
Loss from operations		(4,429,246)	(3,346,865)	(7,146,761)	(7,421,628)

Other income (expenses)
Interest income		86,022	187,539	355,975	321,650
Foreign exchange loss		(1,278)	(1,376)	(447)	(4,303)
Net loss for the period before tax		$(4,344,502)	$(3,160,702)	$(6,791,233)	$(7,104,281)
Current income tax expense		(1,247)	-	(4,168)	-
Net loss for the period		$(4,345,749)	$(3,160,702)	$(6,795,401)	$(7,104,281)

Loss per share
Basic and diluted	10	$(0.35)	$(0.25)	$(0.55)	$(0.62)

Weighted average shares outstanding
Basic and diluted		12,398,709	12,397,676	12,398,709	11,427,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended September 30
	2024	2023
Net cash provided by (used in):

Operating activities
Net loss for the period	$(6,795,401)	$(7,104,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	13,489	15,727
Depreciation	90,157	12,743
Share-based compensation	184,127	364,991
Non-cash lease expenses	24,070	9,644
Changes in operating assets and liabilities
Inventories	(8,934)	(28,523)
Prepaid expenses	(430,548)	(844,366)
Other receivables	121,603	(121,082)
Accounts payable	272,917	783,276
Accrued liabilities	(82,105)	8,080
Income tax payable	(5,036)	-
Lease liabilities	(24,785)	-
Net cash used in operating activities	(6,640,446)	(6,903,791)

Investing activities
Construction of camp structures	-	(866,140)
Purchase of equipment	(171,835)	(113,383)
Net cash used in investing activities	(171,835)	(979,523)

Financing activities
Proceeds from initial public offering, net of underwriters’ fees and issuance costs	-	19,029,807
Proceeds from common shares issued for warrant exercise	-	3,363,204
Capital contributions from GoldMining	10,202	30,593
Withholding taxes on return of capital	-	53,934
Advance from GoldMining	-	470,805
Repayment of advance from GoldMining	-	(1,680,925)
Net cash provided by financing activities	10,202	21,267,418

Net change in cash, cash equivalents and restricted cash	(6,802,079)	13,384,104
Cash, cash equivalents and restricted cash, beginning of period	11,291,649	154,971
Cash, cash equivalents and restricted cash, end of period	$4,489,570	$13,539,075

Supplemental disclosure of non-cash financing activities:
Allocation of share-based compensation expenses from GoldMining	$13,675	$39,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Share Issuance	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Obligation	Deficit	Equity
Balance at December 31, 2023		12,398,709	$12,399	$26,699,034	$-	$(14,710,937)	$12,000,496
Capital contributions from GoldMining	13	-	-	3,700	-	-	3,700
Share-based compensation - allocated from GoldMining	13	-	-	7,266	-	-	7,266
Amortization of share-based compensation	9.3, 9.5	-	-	78,000	-	-	78,000
Net loss for the period		-	-	-	-	(962,449)	(962,449)
Balance at March 31, 2024		12,398,709	$12,399	$26,788,000	$-	$(15,673,386)	$11,127,013
Capital contributions from GoldMining	13	-	-	3,285	-	-	3,285
Share-based compensation - allocated from GoldMining	13	-	-	4,115	-	-	4,115
Amortization of share-based compensation	9.3, 9.5	-	-	51,256	-	-	51,256
Net loss for the period		-	-	-	-	(1,487,203)	(1,487,203)
Balance at June 30, 2024		12,398,709	$12,399	$26,846,656	$-	$(17,160,589)	$9,698,466
Capital contributions from GoldMining	13	-	-	3,217	-	-	3,217
Share-based compensation - allocated from GoldMining	13	-	-	2,294	-	-	2,294
Amortization of share-based compensation	9.3, 9.5	-	-	41,196	-	-	41,196
Net loss for the period		-	-	-	-	(4,345,749)	(4,345,749)
Balance at September 30, 2024		12,398,709	$12,399	$26,893,363	$-	$(21,506,338)	$5,399,424

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Share Issuance	Accumulated	Total Stockholders’ Equity
	Note	Shares	Amount	Capital	Obligation	Deficit	(Deficit)
Balance at December 31, 2022		10,135,001	$10,135	$3,844,501	$-	$(5,298,557)	$(1,443,921)
Withholding taxes on return of capital		-	-	(10,740)	-	-	(10,740)
Capital contributions from GoldMining	13	-	-	18,139	-	-	18,139
Share-based compensation - allocated from GoldMining	13	-	-	26,755	-	-	26,755
Amortization of share-based compensation	9.3	-	-	1,881	-	-	1,881
Net loss for the period		-	-	-	-	(1,024,261)	(1,024,261)
Balance at March 31, 2023		10,135,001	$10,135	$3,880,536	$-	$(6,322,818)	$(2,432,147)
Common stock
Issued under initial public offering	9.1	2,000,000	2,000	18,206,955	-	-	18,208,955
Underwriter fees and issuance costs	9.1	-	-	(883,311)	-	-	(883,311)
Issued upon exercise of warrants		258,708	259	3,362,945	-	-	3,363,204
Warrants
Issued in connnection with initial public offering	9.1	-	-	1,791,045	-	-	1,791,045
Underwriter fees and issuance costs	9.1	-	-	(86,883)	-	-	(86,883)
Capital contributions from GoldMininig	13	-	-	8,078	-	-	8,078
Share-based compensation
Common stock to be issued for consulting services		-	-	-	65,700	-	65,700
Allocated from GoldMining	13	-	-	10,740	-	-	10,740
Amortization of share-based compensation	9.3, 9.5	-	-	173,519	-	-	173,519
Net loss for the period		-	-	-	-	(2,919,318)	(2,919,318)
Balance at June 30, 2023		12,393,709	$12,394	$26,463,624	$65,700	$(9,242,136)	$17,299,582
Capital contributions from GoldMining	13	-	-	4,376	-	-	4,376
Share-based compensation
Common stock issued for consulting services		5,000	5	65,695	(65,700)	-	-
Allocated from GoldMining	13	-	-	2,286	-	-	2,286
Amortization of share-based compensation	9.3, 9.5	-	-	84,110	-	-	84,110
Net loss for the period		-	-	-	-	(3,160,702)	(3,160,702)
Balance at September 30, 2023		12,398,709	$12,399	$26,620,091	$-	$(12,402,838)	$14,229,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.”. The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 79.3% of the outstanding shares of the Company then. As of September 30, 2024, GoldMining owned 79.7% of the Company.

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

The Company’s primary asset is the 100%-owned Whistler exploration property (the “Whistler Project”) located in Alaska, USA. Access to the Whistler Project area is by fixed wing aircraft to a gravel airstrip located adjacent to the Whistler Project exploration camp. The Company is undertaking exploration and mining studies to determine whether the Whistler Project contains mineral reserves where extraction is technically feasible and commercially viable and whether the Whistler Project will be mined by open-pit or underground methods.

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

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 3: Cash and Cash Equivalents and Restricted Cash

	September 30, 2024	December 31, 2023
Cash and cash equivalents consist of:
Cash at bank	$401,101	$703,893
Term deposits	4,000,000	10,500,000
Total	$4,401,101	$11,203,893

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$4,401,101	$11,203,893
Restricted cash	88,469	87,756
Total cash, cash equivalents and restricted cash	$4,489,570	$11,291,649

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2024	December 31, 2023
Advances(1)	$335,340	$-
Prepaid corporate development expenses	273,550	136,774
Prepaid insurance	95,131	148,360
Prepaid dues and subscriptions	17,787	-
Other prepaid expenses	5,947	12,073
Total	$727,755	$297,207

(1)	Advances relate to the cash advanced to Equity Geoscience Ltd. (“Equity Geoscience”), a technical consulting company for the management of an exploration program for the Whistler Project.

Note 5: Property and Equipment

Property and equipment consist of the following:

	September 30, 2024			December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(91,154)	$676,552	$767,706	$(33,576)	$734,130
Exploration equipment	108,137	(14,252)	93,885	52,846	(2,642)	50,204
Vehicles and hauling equipment	174,508	(23,499)	151,009	60,537	(3,027)	57,510
Computer hardware	2,573	(497)	2,076	-	-	-
	$1,052,924	$(129,402)	$923,522	$881,089	$(39,245)	$841,844

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 6: Leases

In May 2023 US GoldMining Canada Inc. entered into a sublease agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 5.33 years. In September 2023 the headlease under which the company leased its office space was terminated by the landlord as it pertained to its sub-lessor. As a result, the sublease for the office space was terminated. In November 2023 US GoldMining Canada Inc. entered into a new lease directly with the landlord with a term of 4.88 years. As at September 30, 2024, the remaining lease term was 4.0 years and the incremental borrowing rate was 11.34%.

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2024	9,348
Fiscal 2025	37,661
Fiscal 2026	38,462
Fiscal 2027	38,462
Fiscal 2028	25,641
Total lease payments	149,574
Less: imputed interest	(27,076)
Present value of lease liabilities	$122,498

Current portion of lease liabilities	$25,762
Non-current portion of lease liabilities	$96,736

During the three and nine months ended September 30, 2024, and 2023, total lease expenses include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Leases	$9,032	$9,252	$27,168	$9,252
Short-term Leases	2,250	6,450	4,350	9,750
Total Lease Expenses	$11,282	$15,702	$31,518	$19,002

Note 7: Exploration Expenses

The following table presents costs incurred for exploration activities for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Drilling	$1,873,557	$805,470	$2,236,578	$950,024
Camp and field support expenses	847,382	542,979	1,186,419	655,214
Consulting fees	656,577	570,317	1,097,859	972,184
Transportation, travel and other exploration expenses	533,819	587,266	728,379	675,135
Total	$3,911,335	$2,506,032	$5,249,235	$3,252,557

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Office, consulting, investor relations, insurance and travel(1)	$266,572	$525,187	$760,395	$1,842,468
Professional fees	55,922	95,758	474,509	1,539,313
Management fees, salaries and benefits(2)	87,364	76,724	262,006	229,367
Share-based compensation(2)	43,490	86,396	184,127	364,991
Filing, listing, dues and subscriptions	24,521	38,665	112,843	164,462
Total	$477,869	$822,730	$1,793,880	$4,140,601

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 13).

(2)	During the three and nine months ended September 30, 2024, and 2023, share-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 13).

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 9: Capital Stock

9.1 Equity Financing

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
19,029,806

ATM Program

On May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including the Company’s common stock, preferred stock, warrants and/ or units. Additionally, the Company entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the nine months ended September 30, 2024, no shares of common stock were sold under the ATM Program.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

9.2 Common and Preferred Shares

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of September 30, 2024, there were 12,398,709 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

9.3 Restricted Shares

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

On September 23, 2022, we granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of our and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of September 30, 2024, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

The unvested Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. The conditions are as follows:

(a)	with respect to 15% of the Restricted Shares, if we have not re-established the Whistler Project camp and performed of a minimum of 10,000 meters of drilling prior to the date that is three years after the date of grant of such award;

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

(c)

with respect to 10% of the Restricted Shares, if we have not achieved a share price of $25.00 prior to the date that is six years after the date of grant of such award.

Upon satisfaction of the conditions referenced in both (b) and (c) above (regardless of whether they occur simultaneously or consecutively), all of the unvested Restricted Shares will be 100% vested and will be deemed Released Stock.

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

During the three and nine months ended September 30, 2024, the Company recognized share-based compensation expense of $3,442 and $11,563, respectively ($5,224 and $44,672, respectively, during the three and nine months ended September 30, 2023), related to the Restricted Shares.

9.4 Share Purchase Warrants

There were common stock purchase warrants to purchase 1,741,292 shares of common stock outstanding as at September 30, 2024, with an exercise price of $13.00 per share and with a weighted average remaining contractual life of 1.56 years.

9.5 Stock Options

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

The stock options are exercisable for a period of five years from the date of grant and will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are 6, 12 and 18 months thereafter. The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Nine Months Ended September 30
	2024	2023
Risk Free Interest Rate	4.45%	3.47%
Expected Volatility(1)	54.94%	61.34%
Expected Life in Years	3.00	3.00
Expected Dividend Yield	0.00%	0.00%
Estimated forfeiture rate	0.00%	0.00%

(1)	As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

The following table summarizes the Company’s stock option activity during this period:

	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2023	82,500	$10.00
Granted	99,050	10.00
Balance at March 31, 2024 and June 30, 2024	181,550	$10.00
Granted	7,000	10.00
Balance at September 30, 2024	188,550	$10.00

As at September 30, 2024, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized share-based compensation expense related to the unvested portion of stock options totaled $38,883 to be recognized over the next 0.72 years.

During the three and nine months ended September 30, 2024, the Company recognized share-based compensation expenses of $37,754 and $158,889, respectively ($78,886 and $214,838, respectively, during the three and nine months ended September 30, 2023), for the stock options granted.

Note 10: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Numerator
Net loss for the period	$(4,345,749)	$(3,160,702)	$(6,795,401)	$(7,104,281)

Denominator
Weighted average number of shares, basic and diluted	12,398,709	12,397,676	12,398,709	11,427,912

Net loss per share, basic and diluted	$(0.35)	$(0.25)	$(0.55)	$(0.62)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 188,550 and 82,500 shares of common stock outstanding as at September 30, 2024, and 2023, respectively) and warrants (warrants to purchase 1,741,292 shares of common stock outstanding as at September 30, 2024, and 2023), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Note 11: Financial Instruments

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as at September 30, 2024, of $4,618,762. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and withholding taxes payable are expected to be realized or settled within a one-year period.

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

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $1,400 on net loss for the quarter ended September 30, 2024.

Note 12: Commitments and Contingencies

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

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Future Commitments

On November 27, 2020, GoldMining agreed to cause the Company to issue a 1.0% net smelter return (“NSR”) royalty on its Whistler Project to Gold Royalty U.S. Corp. (a subsidiary of Gold Royalty Corp.). The Company also assigned certain buyback rights relating to an existing third party royalty on the Whistler Project such that Gold Royalty U.S. Corp. has a right to acquire a 0.75% NSR (including an area of interest) on the Whistler Project for $5,000,000 pursuant to such buyback rights. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

In August 2015 the Company acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, we acquired rights and assumed obligations under several related underlying agreements. The first underlying agreement is a Royalty Purchase Agreement between Kiska Metals Corporation, Geoinformatics Alaska Exploration Inc. and MF2 LLC. (“MF2”), dated December 16, 2014. This agreement grants MF2 a 2.75 percent NSR royalty over the Whistler Project area. The MF2 royalty was subsequently assigned to Osisko Mining (USA) Inc. (“OM”). The second underlying agreement is an earlier agreement between Cominco American Incorporated and Mr. Kent Turner (whose rights and obligations thereunder were assumed by the Company) dated October 1, 1999. This agreement concerns a 2.0 percent net profit interest to Teck Resources, recently purchased by Sandstorm Gold, in connection with an Area of Interest specified by standard township sub-division.

In May 2024 the Company entered into an agreement with Equity Geoscience for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $3,500,000, with the Company holding the option for approval of additional expenditures up to $2,000,000, for the period of January 1, 2024, to December 31, 2024. The work order may be paused, postponed or terminated by either party with 30 days written notice. Additionally, as at September 30, 2024, the Company has paid $4,900,000 towards the approved work order.

Note 13: Related Party Transactions

During the periods presented, the Company shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and nine months ended September 30, 2024, the allocated costs from GoldMining to the Company were $5,511 and $23,877, respectively ($6,662 and $70,374 for the three and nine months ended September 30, 2023, respectively). Out of the allocated costs, $2,294 and $13,675 for the three and nine months ended September 30, 2024, respectively, were noncash share-based compensation costs ($2,286 and $39,781 for the three and nine months ended September 30, 2023, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the three and nine months ended September 30, 2024, the amounts advanced to the Company or paid on its behalf by GoldMining were $nil ($nil and $470,805 for the three and nine months ended September 30, 2023). In May 2023 the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and nine months ended September 30, 2024, the Company incurred $1,299 and $140,812, respectively, and during the three and nine months ended September 30, 2023, $71,838 and $166,434, respectively, in general and administrative costs, paid to Blender, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three and nine months ended September 30, 2024, share-based compensation costs included $2,132 and $7,232, respectively ($3,344 and $28,502 during the three and nine months ended September 30, 2023), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended September 30, 2024, and 2023, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Note 14: Subsequent Event

Subsequent to September 30, 2024, the Company sold 45,699 shares of Common Stock under the ATM Program for gross proceeds of $476,609, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $13,816.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements and forward-looking information within the meaning of Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-looking statements”. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding raising capital and developing the Whistler Project;
●	our planned exploration activities on the Whistler Project and the goals thereof; and
●	our estimates regarding future liquidity requirements and the need for additional financing in the future.

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

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”. We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing 79.4% of the outstanding shares of our Common Stock and warrants (the “Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until April 24, 2026.

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

On January 16, 2024, we announced initial results from the abovementioned program, which confirmed the continuity of the near-surface high-grade core at the Whistler deposit and included the best intercept of continuous mineralization intersected in drilling at the Whistler Project to date, 547 meters at 1.06 grams per tonne (“g/t”) gold equivalent (“AuEq”).

On May 22, 2024, we announced an update regarding our proposed exploration program for 2024 and our preparations and mobilization for the 2024 field season. The focus of the exploration program is to confirm our understanding of the geological model and seek to further delineate and extend areas of high-grade mineralization at the Whistler Project.

On June 27, 2024, we announced the re-commencement of drilling at Whistler Project for the 2024 field season. The exploration program for the current field season was focused on additional confirmatory infill and step-out drilling within the Whistler and Raintree West deposits. Surface exploration activities were also conducted with the objective to identify drill targets within the broader Whistler Orbit, a classic ‘porphyry cluster’ with potential to discover additional mineralized intrusive centers.

On September 30, 2024, we announced initial assay results from the first two diamond drill holes completed of our 2024 Whistler Program. The previous best intercept of continuous mineralization intersected in drilling at the Whistler Project during the 2023 exploration program, comprising 547 meters at 1.06 g/t AuEq, was further deepened in the 2024 exploration program and extended to 652.5 meters at 1.00 g/t AuEq.

On October 7, 2024, we announced an updated mineral resource estimate for the Whistler Project, which included a 117% increase in indicated classified resources.

At-The-Market Equity Program

On May 15, 2024, we filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including our common stock, preferred stock, warrants and/ or units. Additionally, we entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the nine months ended September 30, 2024, no shares of common stock were sold under the ATM Program.

Subsequent to September 30, 2024, we sold an aggregate of 45,699 shares of common stock under the ATM Program for gross proceeds of $476,609, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $13,816.

Results of Operations

Three months ended September 30, 2024, compared to three months ended September 30, 2023

Selected operating results	For the Three Months Ended
	September 30, 2024 ($)	September 30, 2023 ($)	Change ($)
Net loss for the period	(4,345,749)	(3,160,702)	(1,185,047)
Loss from operations	(4,429,246)	(3,346,865)	(1,082,381)
Exploration expenses	3,911,335	2,506,032	1,405,303
General and administrative expenses	477,869	822,730	(344,861)
Depreciation	35,436	12,743	22,693

For the three months ended September 30, 2024, we recorded a net loss of $4,345,749 (or $0.35 per share), compared to $3,160,702 (or $0.25 per share) for the same period of 2023. The increase in net loss was primarily due to the increase of costs associated with our ongoing exploration program for the 2024 field season at the Whistler Project.

For the three months ended September 30, 2024, we had exploration expenses of $3,911,335, compared to $2,506,032 for the same period of 2023. The increase was primarily related to the 2024 exploration program at the Whistler Project and included drilling, fees to third party vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and camp and maintenance costs. During the three months ended September 30, 2024, exploration expenses primarily consisted of:

(i)	drilling expenses of $1,873,557, compared to $805,470 for the same period of 2023. The increased expenses during the three months ended September 30, 2024, were primarily as a result of the earlier commencement of the 2024 drilling program at the Whistler Project. The field program for the prior year commenced in late August 2023, whereas with camp established and drilling equipment already on site, drilling commenced earlier this year, on June 25, 2024;

(ii)	camp and field support expenses of $847,382, compared to $542,979 for the same period of 2023. The additional expenses during the three months ended September 30, 2024, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the ongoing exploration program, as well as work to support maintenance of the existing access road between camp and drilling sites at Raintree and Whistler deposits, construction of new trails and drill pads, and stakeholder engagement to support the Alaska state led future access road. Comparatively, the expenses during the three months ended September 30, 2023, were primarily for equipment maintenance and camp supplies during the renovation of the Whistler camp;

(iii)	consulting fees of $656,577, compared to $570,317 for the same period of 2023. Such expenses were primarily for consulting fees paid to third parties for the planning and management of our planned exploration programs at the Whistler Project, including database management, geological interpretation and modelling. In addition, consulting fees to third parties to conduct environmental baseline, and regulator, community and other stakeholder engagements; and

(iv)	transportation, travel and other exploration expenses of $533,819, compared to $587,266 for the same period of 2023. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project.

For the three months ended September 30, 2024, general and administrative expenditures were $477,869, compared to $822,730 for the same period of 2023. During the three months ended September 30, 2024, general and administrative expenditures primarily consisted of:

(i)	professional fees of $55,922, compared to $95,758 for the same period of 2023. During the three months ended September 30, 2023, professional fees were higher for legal services associated with filings after the completion of our IPO;

(ii)	share-based compensation expenses of $43,490, which consisted of $3,442 related to the award of restricted shares, $37,754 related to the fair value of stock options issued by us to management, directors, consultants and employees, and $2,294 for GoldMining personnel, allocated for their time spent on our affairs, compared to $86,396 for the same period of 2023. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

(iii)	management fees, salaries and benefits of $87,364, compared to $76,724 for the same period of 2023;

(iv)	consulting, corporate development and investor relations expenses of $136,980, compared to $380,044 for the same period of 2023. Comparatively, during the three months ended September 30, 2023, the expenses were higher for building initial corporate brand awareness of the new company after completion of the IPO;

(v)	filing, listing, dues and subscriptions expenses of $24,521, compared to $38,665 for the same period of 2023;

(vi)	office administrative and insurance expenses of $113,429, compared to $137,949 for the same period of 2023; and

(vii)	travel, website design and hosting expenses of $16,163, compared to $7,194 for the same period of 2023.

For the three months ended September 30, 2024, depreciation expenses were $35,436, compared to $12,743 in the same period of 2023. The increase was primarily due to depreciation of camp structures, which were renovated and made available for their intended use in July 2023, and for new equipment acquired after completion of the IPO.

For the three months ended September 30, 2024, our loss from operations was $4,429,246, compared to $3,346,865 for the same period of 2023. The increase was primarily for costs associated with the exploration program for the 2024 field season at the Whistler Project.

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

Selected operating results	For the Nine Months Ended
	September 30, 2024 ($)	September 30, 2023 ($)	Change ($)
Net loss for the period	(6,795,401)	(7,104,281)	308,880
Loss from operations	(7,146,761)	(7,421,628)	274,867
Exploration expenses	5,249,235	3,252,557	1,996,678
General and administrative expenses	1,793,880	4,140,601	(2,346,721)
Depreciation	90,157	12,743	77,414

For the nine months ended September 30, 2024, we recorded a net loss of $6,795,401 (or $0.55 per share), compared to $7,104,281 (or $0.62 per share) for the same period of 2023. The decrease in net loss was primarily due to decreased legal and accounting expenditures after the completion of our IPO, partially offset by the increase in costs associated with increased exploration activity at the Whistler Project.

For the nine months ended September 30, 2024, we had exploration expenses of $5,249,235, compared to $3,252,557 for the same period of 2023. The increase was primarily related to the exploration program for the 2024 field season and included drilling, consulting fees to vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and maintenance costs. During the nine months ended September 30, 2024, exploration expenses primarily consisted of:

(i)	drilling expenses of $2,236,578, compared to $950,024 for the same period of 2023. The increase in expenses during the nine months ended September 30, 2024, were primarily as a result of the earlier commencement of the 2024 exploration program at the Whistler Project. The 2023 field program, which was our inaugural drilling program, began in late August 2023, whereas with camp established and drilling equipment already on site, drilling commenced earlier this year, on June 25, 2024;

(ii)	camp and field support expenses of $1,186,419, compared to $655,214 for the same period of 2023. The expenses during the nine months ended September 30, 2024, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the ongoing exploration program, as well as work to support maintenance of the existing access road between camp and drilling sites at Raintree and Whistler deposits, construction of new trails and drill pads, and stakeholder engagement to support the Alaska state led future access road. Comparatively, the expenses during the nine months ended September 30, 2023, primarily consisted of camp costs, including equipment maintenance and facility rental fees during the renovation of the Whistler camp;

(iii)	consulting fees of $1,097,859, compared to $972,184 for the same period of 2023. Such expenses were primarily for consulting fees paid to third parties for the planned exploration program over the 2023 and 2024 field seasons at the Whistler Project, as well as regulator, community and other stakeholder engagements; and

(iv)	transportation, travel and other exploration expenses of $728,379, compared to $675,135 for the same period of 2023. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project, in connection with the ongoing exploration program.

For the nine months ended September 30, 2024, general and administrative expenditures were $1,793,880, compared to $4,140,601 for the same period of 2023. During the nine months ended September 30, 2024, general and administrative expenditures primarily consisted of:

(i)	professional fees of $474,509, compared to $1,539,313 during the same period of 2023. During the nine months ended September 30, 2023, professional fees were higher for legal, audit, accounting and tax services during the preparation and execution of our IPO;

(ii)	share-based compensation expenses of $184,127, which consisted of $11,563 related to the award of restricted shares, $158,889 related to the fair value of stock options issued by us to management, directors, consultants and employees, and $13,675 for GoldMining personnel, allocated for their time spent on our affairs, compared to $364,991 for the same period of 2023. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us;

(iii)	management fees, salaries and benefits of $262,006, compared to $229,367 for the same period of 2023;

(iv)	consulting, corporate development and investor relations expenses of $366,855, compared to $1,581,324 for the same period of 2023. During the nine months ended September 30, 2023, the expenses were primarily for building corporate brand awareness after completion of the IPO;

(v)	filing, listing, dues and subscriptions expenses of $112,843, compared to $164,462 for the same period of 2023. Comparatively, during the nine months ended September 30, 2023, the expenses were primarily for filing and listing fees for our IPO;

(vi)	office administrative and insurance expenses of $360,765 compared to $233,210 for the same period of 2023. The increase was primarily for directors’ and officers’ insurance and rent expenses during this period as a result of the completion of our IPO in April 2023; and

(vii)	travel, website design and hosting expenses of $32,775, compared to $27,934 for the same period of 2023.

For the nine months ended September 30, 2024, depreciation expenses were $90,157, compared to $12,743 for the same period of 2023. The increase was primarily due to depreciation of camp structures, which were renovated and made available for their intended use in July 2023, and for new equipment acquired after completion of the IPO.

For the nine months ended September 30, 2024, our loss from operations was $7,146,761, compared to $7,421,628 for the same period of 2023. The decrease was primarily due to decreased legal and accounting expenditures after the completion of our IPO in 2023, partially offset by the increase in costs associated with the Whistler Project exploration program.

Liquidity and Capital Resources

	As at September 30, 2024	As at December 31, 2023
	($)	($)
Cash and cash equivalents	4,401,101	11,203,893
Working capital(1)	4,618,762	11,293,443
Total assets	6,356,828	12,776,013
Total current liabilities	665,859	475,378
Accounts payable	391,527	118,610
Accrued liabilities	67,707	149,812
Total non-current liabilities	291,545	300,139
Stockholders’ equity	5,399,424	12,000,496

(1)	Working capital is the difference between the total current assets and total current liabilities.

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

As of September 30, 2024, we had cash and cash equivalents of $4,401,101 (December 31, 2023: $11,203,893) and restricted cash of $88,469 (December 31, 2023: $87,756). The decrease in cash was primarily a result of exploration expenditures associated with our ongoing exploration program for the 2024 field season at the Whistler Project. We had other receivables of $31,113 (December 31, 2023: $152,716). We had inventories of $36,183 (December 31, 2023: $27,249), which included fuels held at the Whistler Project camp site. We had prepaid expenses of $727,755 as of September 30, 2024, compared to $297,207 as of December 31, 2023. The increase in prepaid expenses was primarily due to the $335,340 cash advances to a third party technical consulting company for management of the exploration program for the Whistler Project, and the increase of prepaid corporate development expenses and dues and subscriptions expenses.

As of September 30, 2024, we had current liabilities of $665,859, compared to $475,378 as of December 31, 2023. Current liabilities as of September 30, 2024, consisted of: (i) accounts payable of $391,527, compared to $118,610 as of December 31, 2023; (ii) accrued liabilities of $67,707, compared to $149,812 as of December 31, 2023; (iii) current portion of lease liabilities of $25,762, compared to $21,057 as of December 31, 2023; (iv) withholdings taxes payable of $180,863, which remained the same as of December 31, 2023; and (v) income tax payable of $nil compared to $5,036 as of December 31, 2023.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, the IPO and our ATM program. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

As of September 30, 2024, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024, was $6,640,446, compared to $6,903,791 during the nine months ended September 30, 2023. A decrease in inventory used cash of $8,934 in the nine months ended September 30, 2024, compared to $28,523 in the same period of 2023. A decrease in prepaid expenses used cash of $430,548 in the nine months ended September 30, 2024, compared to $844,366 in the same period of 2023. An increase in other receivables provided cash of $121,603 in the nine months ended September 30, 2024, compared to a decrease in other receivables using cash of $121,082 in the same period of 2023. A decrease in accounts payable provided cash of $272,917 in the nine months ended September 30, 2024, compared to $783,276 in the same period of 2023. A decrease in accrued liabilities used cash of $82,105 in the nine months ended September 30, 2024, compared to an increase in accrued liabilities providing cash of $8,080 in the same period of 2023.

Significant operating expenditures during the nine months ended September 30, 2024, and 2023, included general and administrative expenses and exploration expenditures.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024, was $171,835, which related to the purchase of equipment, compared to $979,523 during the nine months ended September 30, 2023, which comprised of $866,140 related to the construction of camp structures, and $113,383 related to the purchase of equipment.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $10,202, which related to allocated personnel costs from GoldMining, compared to $21,267,418 during the nine months ended September 30, 2023. The net cash provided by financing activities during the nine months ended September 30, 2023, primarily comprised of the net proceeds of $19,029,807 from the IPO, proceeds from warrant exercises of $3,363,204, allocated personnel costs from GoldMining of $30,593, and advances from GoldMining of $470,805, partially offset by $1,680,925 for repayment of advances from GoldMining.

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

Future Commitments

On November 27, 2020, GoldMining agreed to cause us to issue a 1.0% net smelter return (“NSR”) royalty on its Whistler Project to Gold Royalty U.S. Corp. (a subsidiary of Gold Royalty Corp.). We also assigned certain buyback rights relating to an existing third party royalty on the Whistler Project such that Gold Royalty U.S. Corp. has a right to acquire a 0.75% NSR (including an area of interest) on the Whistler Project for $5,000,000 pursuant to such buyback rights. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

In August 2015 we acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, we acquired rights and assumed obligations under several related underlying agreements. The first underlying agreement is a Royalty Purchase Agreement between Kiska Metals Corporation, Geoinformatics Alaska Exploration Inc. and MF2 LLC. (“MF2”), dated December 16, 2014. This agreement grants MF2 a 2.75 percent NSR royalty over the Whistler Project area. The MF2 royalty was subsequently assigned to Osisko Mining (USA) Inc. The second underlying agreement is an earlier agreement between Cominco American Incorporated and Mr. Kent Turner (whose rights and obligations thereunder were assumed by the Company) dated October 1, 1999. This agreement concerns a 2.0 percent net profit interest to Teck Resources, recently purchased by Sandstorm Gold, in connection with an Area of Interest specified by standard township sub-division.

In May 2024 we entered into an agreement with Equity Geoscience for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $3,500,000, with us holding the option for approval of additional expenditures up to $2,000,000, for the period of January 1, 2024, to December 31, 2024. The work order may be paused, postponed or terminated by either party with 30 days written notice. Additionally, as at September 30, 2024, we have paid $4,900,000 towards the approved work order.

Transactions with Related Parties

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and nine months ended September 30, 2024, the allocated costs from GoldMining to us were $5,511 and $23,877, respectively ($6,662 and $70,374 for the three and nine months ended September 30, 2023, respectively). Out of the allocated costs, $2,294 and $13,675 for the three and nine months ended September 30, 2024, respectively, were noncash share-based compensation costs ($2,286 and $39,781 for the three and nine months ended September 30, 2023, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

For the three and nine months ended September 30, 2024, the amounts advanced to us or paid on our behalf by GoldMining were $nil ($nil and $470,805 for the three and nine months ended September 30, 2023). In May 2023, we repaid GoldMining $1,680,925, for amounts previously advanced to us. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the three and nine months ended September 30, 2024, we incurred $1,299 and $140,812, respectively, and during the three and nine months ended September 30, 2023, $71,838 and $166,434, respectively, in general and administrative costs, paid to Blender Media Inc., a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services provided by Blender to the Company.

During the three and nine months ended September 30, 2024, share-based compensation costs included $2,132 and $7,232, respectively ($3,344 and $28,502 during the three and nine months ended September 30, 2023), in amounts incurred for a co-chairman and director of GoldMining for performance based restricted shares of our Common Stack granted to such individual in September 2022.

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended September 30, 2024, and 2023, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date hereof, we have 12,444,608 shares of Common Stock outstanding. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 185,550 shares of Common Stock at an exercise price of $10 per share, and outstanding Warrants to purchase 1,741,092 shares of Common Stock at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

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

Allocation of expenses from GoldMining

For the nine months ended September 30, 2024, and 2023, certain general administrative expenses, including employment related expenditures for services and support functions provided by GoldMining, were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2024, the Company granted a stock option award to purchase 7,000 shares of common stock to SRC Swiss Resource Capital AG for consulting services, pursuant to an agreement dated August 21, 2024.

These securities were not registered under the Securities Act, or the securities laws of any state, and the securities were granted on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

U.S. GOLDMINING INC.

Date: November 13, 2024	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Tyler Wong
Tyler Wong
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

