Form 10-K
period 2024-12-31
U.S. GoldMining Inc.
filed 2025-03-27
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, based on a closing price per share of $6.34 was $14,825,126.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,462,174 shares of common stock, par value $0.001 per share, outstanding as of March 27, 2025.

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

GLOSSARY OF ABBREVIATIONS AND TECHNICAL TERMS

In this Annual Report, the following abbreviations are used to express elements:

Abbreviation	Meaning	Abbreviation	Meaning
“Ag”	silver	“Cu”	copper
“Au”	gold

In this Annual Report, the following abbreviations are used to express units of measurement:

Abbreviation	Meaning	Abbreviation	Meaning
“g/t”	grams per metric tonne	“Ma”	million years
“km”	kilometers	“masl”	meters above sea level
“km2”	square kilometers	“mlbs”	million pounds
“koz”	thousand troy ounces	“oz”	troy ounces, with each troy ounce being equal to 31.1034768 grams
“m”	meters	“wmt”	wet metric tonnes

This Annual Report utilizes the following defined terms:

“Indicated Mineral Resource” or “Indicated Resource” means, under S-K 1300, it is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an Indicated Mineral Resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an Indicated Mineral Resource has a lower level of confidence than the level of confidence of a Measured Mineral Resource, an Indicated Mineral Resource may only be converted to a Probable Mineral Reserve. Under NI 43-101, it means that part of a Mineral Resource for which quantity and quality, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

“Induced Polarization” or “IP” means a method of ground geophysical surveying employing an electrical current to determine indications of mineralization.

“Inferred Mineral Resource” or “Inferred Resource” means, under S-K 1300, is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an Inferred Mineral Resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an Inferred Mineral Resource has the lowest level of geological confidence of all Mineral Resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an Inferred Mineral Resource may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Resource. Under NI 43-101, it is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

“Measured Mineral Resource” means, under S-K 1300, is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured Mineral Resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured Mineral Resource has a higher level of confidence than the level of confidence of either an Indicated Mineral Resource or an Inferred Mineral Resource, a Measured Mineral Resource may be converted to a Proven Mineral Reserve or to a Probable Mineral Reserve. Under NI 43-101, it means that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques.

“Mineral Reserve” means, under S-K 1300, is an estimate of tonnage and grade or quality of Indicated and Measured Mineral Resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a Measured or Indicated Mineral Resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Under NI 43-101, it means the economically mineable part of a Measured Mineral Resource or Indicated Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

“Mineral Resource” means, under S-K 1300, is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A Mineral Resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Under NI 43-101, it means a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

“modifying factors” means, under S-K 1300, are the factors that a qualified person must apply to Indicated and Measured Mineral Resources and then evaluate in order to establish the economic viability of Mineral Reserves. A qualified person must apply and evaluate modifying factors to convert Measured and Indicated Mineral Resources to Proven and Probable Mineral Reserves. These factors include, but are not restricted to: mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.

“NI 43-101” means Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

“Preliminary Economic Assessment” or “PEA” means a preliminary economic assessment as defined under S-K 1300 and NI 43-101.

“S-K 1300” means subpart 1300 of Regulation S-K - Disclosure by Registrants Engaged in Mining Operations 1300 as issued by the U.S. Securities and Exchange Commission (the “SEC”), under the United States Securities Act of 1933, as amended, (the “Securities Act”).

“Probable Mineral Reserve” means the economically mineable part of an Indicated and, in some cases, a Measured Mineral Resource.

“Proven Mineral Reserve” means the economically mineable part of a Measured Mineral Resource.

The term “QA/QC” means quality assurance/quality control.

NOTICE REGARDING DISCLOSURE OF MINERAL PROPERTIES

The technical report summary for the gold-copper exploration project located in the Yentna Mining District, approximately 170 km northwest of Anchorage, in Alaska (the “Whistler Project”), included herewith, has been prepared in accordance with S-K 1300, which governs disclosure for mining registrants. Such technical report summary titled “S-K 1300 Technical Report Summary Initial Assessment for the Whistler Project, South Central Alaska” with a date of issue of October 7, 2024, and an effective date of September 12, 2024 (the “S-K 1300 Report”), which was prepared by Sue Bird, P. Eng. of Moose Mountain Technical Services, who is a qualified person under S-K 1300 and is independent of us, is included as Exhibit 96.1 in this Annual Report.

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

In our public filings in the United States and Canada, we report Indicated Resources and Inferred Resources, each as defined in S-K 1300 and NI 43-101. As currently reported, there are no material differences in our disclosed Measured Mineral Resource, Indicated Mineral Resources and Inferred Mineral Resources under each of S-K 1300 and NI 43-101. The estimation of Indicated Mineral Resources involves greater uncertainty as to their existence and economic feasibility than the estimation of Proven Mineral Reserves and Probable Mineral Reserves, and therefore investors are cautioned not to assume that all or any part of Indicated Mineral Resources will ever be converted into S-K 1300-compliant or NI 43-101-compliant Mineral Reserves. The estimation of Inferred Mineral Resources involves greater uncertainty as to their existence and economic viability than the estimation of other categories of Mineral Resources.

The scientific and technical information concerning the Whistler Project in this Annual Report have been reviewed and approved by Tim Smith, P.Geo, our Chief Executive Officer, a “qualified person” under S-K 1300 and NI 43-101.

Unless otherwise indicated, the scientific and technical information contained in this Annual Report regarding the Whistler Project has been derived from the S-K 1300 Report, which was included as Exhibit 96.1 to our Current Report on Form 8-K filed with the SEC on October 7, 2024. Canadian readers should also refer to our NI 43-101 Technical Report titled “NI 43-101 2024 Updated Mineral Resource Estimate for the Whistler Project” with an effective date of September 12, 2024 (the “NI 43-101 Report”), a copy of which is available under our profile at www.sedarplus.ca.

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

Our sole subsidiary is US GoldMining Canada Inc., a company incorporated under the laws of British Columbia, Canada, and which is wholly-owned by us.

We are a subsidiary of GoldMining, a Toronto Stock Exchange and NYSE American listed precious metals exploration and development company that was incorporated in 2009 and whose disclosed strategy is to expand its property portfolio through accretive transactions of resource stage gold projects and to advance its properties towards development. As of the date hereof, GoldMining owns 9,878,261 shares of common stock, par value $0.001 per share (the “Common Stock”), representing approximately 79.3% of our outstanding Common Stock, and warrants (the “Warrants”) to purchase 122,490 shares of Common Stock.

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

Our shares of Common Stock and warrants to purchase shares of Common Stock are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW,” respectively.

General Development of Business

In April 2023, we completed our initial public offering (the “IPO”), pursuant to which we issued 2,000,000 units (the “Units”) at an initial offering price of $10.00 per Unit for gross proceeds of $20,000,000. Each Unit was comprised of one share of Common Stock and one Warrant, with each Warrant entitling the holder thereof to acquire one share of Common Stock at an exercise price of $13.00. Each Warrant is immediately exercisable for a three-year period after the date of issuance.

Prior to our IPO, we were a wholly-owned subsidiary of GoldMining and acquired the Whistler Project in 2015 from Kiska. Prior to our IPO, we had not completed any material exploration of the Whistler Project. For a description of exploration activities of past operators please see “Item 2. Properties”.

After completion of our IPO, on May 30, 2023, we announced that we had mobilized a field team to execute our initial 2023 confirmatory exploration program at the Whistler Project. On August 21, 2023, we announced commencement of our 2023 Phase 1 Drilling Project at the Whistler Project. The program was designed as part of a multi-phase program with the goal of expanding and increasing confidence in existing deposits and potentially testing prospective exploration targets in proximity to areas with known Mineral Resource estimates. Phase I was proposed to include 5,000 m of drilling. On January 16, 2024, we announced results from four initial confirmatory drill holes covering 2,234 m at the Whistler Project. Drilling was paused thereafter for the winter break.

We recommenced the exploration program on June 27, 2024, for the 2024 field season. During 2024, we completed six diamond core holes for 4,006 m, bringing the total drill production meterage for 2023 and 2024 to 6,240 m. Four drill holes for 2,782 m were completed at the Whistler Deposit, and two drill holes for 1,224 m were completed at the Raintree Deposit located approximately one kilometer east of the Whistler Deposit.

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

Sustainability

We are committed to responsible exploration and mining practices. Oversight for our sustainability policies and practices and management of sustainability-related risks is provided by the board of directors. The board of directors has delegated oversight of certain sustainability responsibilities to its committees and management, including the Sustainability Committee, which oversees the Company’s goals, strategies, compliance and commitments related to sustainability.

Our Health and Safety (“H&S”) Policy is complemented by our site-specific operational guidelines. As a part of our H&S management program, we have identified H&S risks to workers, contractors, visitors and other stakeholders, and we have developed prevention measures in the form of operational protocols and procedures. We have trained all workers on their respective H&S procedures and protocols, and we monitor the effectiveness of these measures. All injuries are recorded, and reports are analyzed and tracked on a regular basis to identify ways to improve the safety and well-being of our people.

We aspire to be stewards of the environment while advancing the Whistler Project and are committed to employing strong environmental risk management practices. We have established and follow operational procedures that identify environmental risks, sets out controls and mitigation plans, and minimizes environmental impacts.

All exploration activities are conducted in a manner that prevents undue degradation to land and water resources. Our activities to-date have had minor impact on plant and wildlife habitats, as exploration is taking place on 17-acres of previously disturbed land. There are no species listed as threatened or endangered in the project area. We have conducted environmental baseline studies, including water quality, fish species, wetland and wildlife studies. We take care to ensure water quality and fish are protected during water diversion for its use in drilling, including screening of water intakes and pumps.

We are investing in Alaska through partnering with local suppliers and contractors and supporting local initiatives important to the community. We have commenced community consultations to share with stakeholders our plans for the Whistler Project, prioritizing meeting with community organizations, native groups and government.

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

In order to conduct drilling and other exploration activities under the laws of Alaska, we submitted an Application for Permit to Mine (“APMA”) to Alaska’s Department of Natural Resources (“ADNR”) on June 30, 2022, and on September 22, 2022, the ADNR approved Multi-Year 2022-2026 Exploration and Reclamation Permit Number 2778 for Hardrock Exploration – Skwentna River – Yentna Mining District (the “Exploration Permit”) and Reclamation Plan Approval Number 2778 (“Reclamation Plan”). On July 7, 2023, we received approval for amendments to the APMA, incorporating alterations to our exploration plans for 2023 and 2024. On August 6, 2024, we received approval for amendments to the APMA, incorporating alterations to our exploration plans for 2024. The Company expects to file amendment applications for APMA 2278 annually, as exploration results and strategy evolve, in order to ensure exploration programs are fully authorized. Prior to expiry of AMPA 2278 on December 31, 2026, the Company plans to apply for a new Exploration Permit.

Federal

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended, which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals). The Whistler Project does not incorporate any Federal lands.

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

Employees

As of December 31, 2024, we had a total of nine employees, six of which were full time employees. We rely upon and engage consultants on a contract basis to provide services, management and personnel who assist us to carry on our administrative, stockholder communication and project exploration activities in the United States.

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

Increasing attention to environmental, social and governance matters and conservation measures may adversely impact our business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts and investor and societal expectations regarding voluntary environmental, social and governance (“ESG”) disclosures may result in increased costs and reduced access to capital. While we may announce various voluntary ESG targets in the future, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results.

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

The impacts of changes in the trade policies, including proposed tariffs or other trade barriers, of the United States, or other nations, may adversely impact our business, financial condition and results of operations.

In early February 2025, the United States announced additional 25% tariffs on all goods originating from Canada and Mexico, and an additional 10% tariff on goods imported from China. While certain pauses were announced on many of these tariffs, we cannot currently predict when or if such tariffs will take effect or their duration. These tariffs, along with any new tariffs adopted by the United States or retaliatory measures by other countries could materially increase the cost of equipment and other goods necessary for our exploration and development plans. Further, there is a risk that the tariffs imposed by the United States on other countries may trigger a broader global trade war. The extent and impacts thereof are still uncertain, but they may negatively impact global economic conditions, which could materially adversely impact our ability to access capital to finance our exploration and development plans.

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

The State of Alaska requires that an APMA be submitted to obtain permits for all exploration, mining, or transportation of equipment and maintaining a camp. These permits are reviewed by related state and federal agencies that can comment on and require specific changes to proposed work plans to minimize impacts on the environment. We have submitted an APMA to the ADNR for the issuance of permits that will allow for future exploration work on the property in connection with the Whistler Project and on September 22, 2022, the ADNR approved the Exploration Permit and Reclamation Plan. On July 7, 2023, we received approval for amendments to the APMA, incorporating alterations to our exploration plans, in 2023 and 2024.

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

Certain of our directors and officers also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict. In addition, Alastair Still, the Chief Executive Officer of GoldMining, is also a director of the Company. Tim Smith, our Chief Executive Officer, is also Vice President, Exploration for GoldMining. As a result of their positions with GoldMining, they may have a potential conflict of interest with respect to ongoing matters relating to the Whistler Project. Additionally, the time and attention our directors and officers serving as directors and/or officers of other companies are required to dedicate to such positions could limit their ability to focus on our business and impact our business.

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

No evaluation can provide complete assurance that our financial and disclosure controls will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be reported. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of financial reporting and financial statement preparation. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgements. No material weaknesses have been identified for the year-ended December 31, 2024. If we identify or are unable to successfully remediate any future material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

We are an “emerging growth company”, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our securities less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act. For as long as we continue to be an “emerging growth company”, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies”, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our IPO. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceeds $1.235 billion, or the market value of our Common Stock that is held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company”, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors could find our securities less attractive if we choose to rely on these exemptions. If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and our share price may be more volatile.

A small number of our stockholders could significantly influence our business.

As of the date of this Annual Report, GoldMining owns approximately 79.3% of our outstanding Common Stock. As such, GoldMining is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes, may have the effect of delaying, preventing or expediting, as the case may be, a change in control and may adversely affect the market price of our securities. Further, the possibility that GoldMining or any other significant stockholders may sell all or a large portion of their securities in a short period of time could adversely affect the trading price of our shares of Common Stock. Also, the interests of such stockholder may not be in the best interests of all stockholders.

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

The market price of our securities could be subject to significant fluctuations. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our securities to wide price fluctuations regardless of our operating performance. Some of the factors that may cause the market price of our securities to fluctuate include:

●	price and volume fluctuations in the global stock markets from time to time;

●	changes in operating performance and stock market valuations of other companies in our industry;

●	sales of our securities by us or GoldMining;

●	failure of securities analysts and credit rating agencies to maintain coverage of us, changes in financial estimates by securities analysts and credit rating agencies who follow us, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public (in the event we decide to provide any such projections), any changes in those projections or our failure to meet those projections;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in tax laws and regulations, changes in trade policies, as well as accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management team;

●	general economic conditions and slow or negative growth of our markets; and

●	other risk factors described in this section of the Annual Report.

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

U.S. civil liabilities may not be enforceable against our directors, our officers or certain experts named in this Annual Report. Similarly, it may be difficult for investors to enforce civil liabilities against us, our directors and officers residing outside of the United States.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We maintain programs and technologies to ensure that our information systems are effective and prepared for data privacy and cybersecurity risks, including regular oversight of our security programs for monitoring internal and external threats to ensure the confidentiality and privacy of our data. As the volume and complexity of cyber-attacks continue to evolve, we continue to enhance our security capabilities by continued investment in cyber technologies, further developing our internal cybersecurity personnel and educating our workforce regarding cyber-security and leveraging emerging technologies.

Risk Management and Strategies

Our board of directors have adopted a Cybersecurity Policy to serve as a standard for setting, reviewing and implementing our cybersecurity goals, objectives and targets. Our Cybersecurity Policy serves as a framework within which risks the confidentiality, integrity or availability of our assets within our information technology network and infrastructure (“Cyberspace”), and applies to all of our directors, officers, employees, consultants and contractors. We regularly perform evaluations of our security program and continue to implement controls aligned with industry guidelines to identify threats, detect attacks and protect data. Our risk management strategy is focused on three areas: (i) technology, being our hardware and software systems; (ii) processes, being our cybersecurity reporting, testing and other processes; and (iii) people, which refers to our internal cybersecurity personnel, external service providers and individual training and human interaction within our information technology and cybersecurity processes.

When reviewing third-party information technology service providers, our engagement process customarily includes, among other things, a review of such providers’ cybersecurity measures.

We periodically undertake cybersecurity audits, the results of which are reported to our Audit Committee. We have also implemented security monitoring programs designed to alert us of any suspicious activity and have developed an incident response program in the event of a security breach.

We implement various training programs periodically to ensure that our employees and other personnel comply with internal processes and to enhance their cybersecurity awareness. Members of our board of directors and management overseeing our information security risk management approach are provided with opportunities for continuing education in cybersecurity and evolving cybersecurity risks in order to better understand and evaluate our preparedness.

See also “Item 1A. Risk Factors – Risks Related to our Business and Industry – We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our reputation and ability to effectively operate our business”.

Governance

Our board of directors oversees our Cybersecurity Policy primarily through the Audit Committee. The Audit Committee is responsible for the implementation of our oversight, programs, procedures and policies related to cybersecurity, cybersecurity risks, information security and data privacy, including reviewing our cybersecurity-related disclosures in our annual securities filings, monitoring (on an ongoing basis) the implementation and effectiveness of our Cybersecurity Policy and assessing potential risks to our Cyberspace and our risk exposure, resiliency of our processes, industry trends and best practices and any relevant cybersecurity and digital technology metrics. The Audit Committee reports regularly to our board of directors concerning the matters covered under the policy and advises our board of directors of any developments that it believes should have our board of directors’ consideration.

Our chief executive officer and chief financial officer oversee the details of our information security risk management approach and may appoint team leads from various departments from time to time to assist with certain aspects of our cybersecurity risk mitigation strategy.

Management is required to report to the Audit Committee on our strategy, risks, metrics and operations relating to cybersecurity and information security matters. Management is responsible for ensuring that personnel are provided with adequate resources and trainings to fully understand the guidelines and expectations for cybersecurity. Members of our management team may be asked by our chief financial officer to assist with IT security investigations in the event of a breach of our Cybersecurity Policy. Upon becoming aware of a potential violation of our policy or a breach of cybersecurity, the member of management must immediately document the violation and request the individual surrender possession of any devices that may have suffered a security breach. If any member of management that is unaware of the best course of action in dealing with an IT-related matter is required to contact our third-party IT representative.

All of our employees, consultants and contractors are encouraged to exercise professional judgement in using computing devices and network resources connected to the Cyberspace, and are strictly prohibited from certain acts enumerated in our Cybersecurity Policy including, among other things, access for non-business purposes, disabling our security features and requirement, exporting information or technologies without consent and password sharing.

Violations or breaches of our Cybersecurity Policy or the associated schedules, standards or guidelines may result in suspension and/or discipline up to and including termination, in addition to administrative sanctions or legal actions.

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

The Whistler Project

The following information is primarily condensed and extracted from the S-K 1300 Report. Readers should refer to the full text of the S-K 1300 Report, attached hereto as Exhibit 96.1, for further information regarding the Whistler Project.

Project Description, Location and Access

The Whistler Project is a gold-copper exploration project located in the Yentna Mining District of Alaska, approximately 170 km (105 miles) northwest of Anchorage.

As of the date hereof, the Whistler Project comprises 377 State of Alaska mining claims covering an aggregate area of approximately 217.5 km2. The center of the property is located at 152.566° longitude west and 61.983° latitude north. The Whistler Project is located in the drainage of the Skwentna River. Elevation varies from about 400 masl in the valley floors to over 5,000 masl in the highest peaks.

An all-season camp facility exists near the confluence of Portage Creek and the Skwentna River, approximately 15 km southeast of the Rainy Pass Hunting Lodge. The camp is serviced with a 1,000 m gravel airstrip for wheel-based aircraft. The camp is equipped with kitchen and messing facility, ablutions facility, accommodations for up to 24 personnel, a maintenance workshop, water well and potable water filtration system, septic field system, diesel generators, office and core logging and sampling facility and a satellite communications link, tent structures on wooden floors, and several wood-framed buildings.

The following map sets forth the location of the Whistler Project and shows the proposed alignment of the West Susitna Access Road.

Royalties and Encumbrances

We acquired rights to the Whistler Project and certain related assets in August 2015 for a total cost of approximately $1.32 million pursuant to an asset purchase agreement dated July 20, 2015, by and among us, GoldMining, Kiska and Geoinformatics. Pursuant to such agreement, we acquired rights and assumed obligations under several related underlying agreements. The related underlying agreements on the Whistler Project are listed below:

1.	2.75% net smelter return (“NSR”) over all 377 claims and extending outside the current claims over an Area of Interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics (as assumed by us on August 5, 2015) in favour of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5,000,000. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an Area of Interest specified by standard township sub-division overlying the Whistler and Raintree West deposits to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between us (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in-interest to Cominco American Incorporated).

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between us and Gold Royalty U.S. Corp.

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

In 1999, Kent Turner staked 25 State of Alaska mining claims at Whistler and leased the property to Kennecott. From 2004 through 2006, Kennecott conducted extensive exploration of the Whistler region, including geological mapping, soil, rock and stream sediments sampling, ground Induced Polarization survey, and the evaluation of the Whistler gold-copper occurrence with fifteen core boreholes (7,948 m) and reconnaissance core drilling at other targets in the Whistler region (4,184 m). Over that period Kennecott invested over $6.3 million in exploration.

In June 2007, Geoinformatics announced the conditional acquisition of the Whistler Project as part of a strategic alliance with Kennecott.

From 2007 through 2008, Geoinformatics drilled twelve holes totaling 5,784 m on the Whistler Deposit and six holes totaling 1,841 m on other exploration targets in the Whistler area. Drilling by Geoinformatics on the Whistler Deposit was done to infill the deposit to sections spaced at 75 m and to test for the north and south extensions of the deposit. Exploration drilling by Geoinformatics in the Whistler area targeted geophysical anomalies in the Raintree and Rainmaker areas, using the same basic porphyry exploration model as Kennecott.

In 2009, Kiska was formed by the merger of Geoinformatics and Rimfire Minerals Corporation. In total, Kiska completed 224 line-km of 3D Induced Polarization geophysics, 40 line-km of 2D IP geophysics, 327 line-km of cut-line, geological mapping on the 3D IP grid, detailed mapping of significant Au-Cu prospects, collection of 109 rock samples and 61 soil samples, 8,660 m of diamond drilling from 23 drillholes (all greater than 200 m in total length), petrographic analysis of mineralization at Island Mountain, a preliminary review of metallurgy at the Whistler Resource, and metallurgical testing of mineralization from the Discovery Breccia at Island Mountain. In August of 2010, Kiska delivered a report to Kennecott summarizing the results of the completed Trigger Program. In September of 2010, Kennecott informed Kiska that it would not exercise its back-in right on the Whistler Project and hence retained a 2% NSR on the property.

From this point forward, Kiska continued to drill and explore the Whistler Project for the duration of the 2010 and 2011 field seasons. The majority of this work included shallow grid drilling (25 m to 50 m top of bedrock drilling) in the Whistler area (also referred to as the Whistler Corridor), conventional step-out drilling from prospects in the Whistler area, step-out drilling at the Island Mountain deposit, an airborne EM survey of the Island Mountain area, reconnaissance drilling at Muddy Creek, and minor infill drilling at the Whistler Deposit, followed by the publication of an updated resource estimate.

Commencing 2014, the Alaska State Government has studied a ‘Roads to Resources’ initiative. The Alaska Industrial Development and Export Authority (“AIDEA”) has published several studies since 2014 to assess potential road routes and alternatives, and to assess economic benefits of constructing a public access road from Palmer/Wasilla to the Susitna Mining District in the Alaska Range. On October 27, 2021, AIDEA announced the receipt of $8.5 million in funds for the advancement of predevelopment work for the West Susitna Access Road (“WSAR”) project, which would extend into areas west of Cook Inlet in Southcentral Alaska in the vicinity of the Whistler Project. During 2022 - 2024, AIDEA undertook road engineering investigations to support road design and test alternatives, environmental baseline surveys and archaeological surveys, and stakeholder consultation. In 2023, the Alaska Department of Transportation and Public Facilities (the “DOT”) subsequently announced that it has included the first 25 miles of the proposed WSAR within its State Transportation Infrastructure Plan, and in 2024, the DOT commenced stakeholder engagement ahead of planned project permitting and potential construction commencement in 2025.

Geological Setting, Mineralization and Deposit Types

Geological Setting

The Whistler Project is located in the Alaska Range. The Alaska Range is a continuation of the Pacific Coastal Mountains extending in an arc across the northern Pacific, and represents a long-lived continental arc characterized by multiple magmatic events ranging in age from about 76 Ma to 30 Ma and associated with a wide range of base and precious metals hydrothermal sulphide bearing mineralization. The geology of the Whistler Project is characterized by a thick succession of Cretaceous to early Tertiary (ca. 97 to 65 Ma) volcano-sedimentary rocks intruded by a diverse suite of plutonic rocks of Jurassic to mid-Tertiary age.

Two main intrusive suites are important in the Whistler Project area:

●	The Whistler Igneous Suite comprises alkali-calcic basalt-andesite, diorite and monzonite intrusive rocks with an age of approximately 76 Ma with restricted extrusive equivalent. These intrusions are commonly associated with gold-copper porphyry-style mineralization (the “Whistler Deposit”).

●	The Composite Suite intrusions vary in composition from peridotite to granite and their ages span from 67 to about 64 Ma. Gold-copper veinlets and pegmatitic occurrences are characteristics of the composite plutons (e.g. the Mt. Estelle prospect, the Muddy Creek prospect).

We acquired the project for its potential to host magmatic hydrothermal gold and copper mineralization. Magmatic hydrothermal deposits represent a wide clan of mineral deposits formed by the circulation of hydrothermal fluids into fractured rocks and associated with the intrusion of magma into the crust.

Mineralization and Deposit Types

The Whistler Deposit and prospects in the Whistler Area (Raintree West, Raintree North and Rainmaker) display a common pattern of alteration, vein paragenesis, and mineralization styles that suggest these spatially separate porphyry centres share a common genetic association. These features are hosted by, and genetically linked to, pulses of diorite porphyry intrusive bodies that are nested in pipe-like centres. Geophysical inversion models of the airborne magnetic data suggest that these pipes represent hypabyssal apophyses (stocks and dykes) emanating from a deep causative batholith. That these porphyry centres are genetically associated is corroborated by common alteration assemblages, vein types, mineralization styles and paragenetic relationships. At the Whistler Deposit, the earliest Diorite Porphyry phase (Main Stage Whistler Diorite Porphyry) is associated with the main stage of gold-copper mineralization, whereas subsequent phases are less mineralized, and thus are either weak metal contributors or diluting bodies.

The Whistler Deposit is hosted within the Whistler Intrusive Suite, a composite of diorite stocks and dykes that divide the suite broadly into an early Main Stage Porphyry (“MSP”), a later Intermineral Porphyry Suite (“IMP”) and a late intrusive phase referred to as the Late-Stage Porphyry (“LSP”). Gold and copper mineralization is characterized by abundant disseminated sulphide and quartz + sulphide vein stockworks (including classic porphyry diagnostic ‘A’, ‘B’, ‘D’, and ‘M’ type veins), and potassic alteration which is variably overprinted by later phyllic alteration. The early-stage MSP suite is most strongly altered, veined and mineralized, with the IMP being less intensely altered and veined but remaining consistently mineralized, and the late or post-mineralization LSP generally containing below cut-off grade or being unmineralized. In addition, a robust core of higher-grade mineralization is recognized within the deposit that correlates with intense alteration and B-veining within MSP and IMP in the eastern part of the intrusive suite.

The High-Grade Core contains inner zones of strong potassic and magnetite alteration (see below), which is dominantly overprinted by pervasive chlorite-sericite alteration and local phyllic alteration. This domain is also defined by the consistent occurrence and highest concentration of M-veins and mineralized quartz veins (A- and B-veins), which generally range in volume from 1 to 5%. Local higher-grade mineralization occurs in zones of high-density quartz vein stockwork (locally >20% quartz vein volume) and quartz + magnetite + chalcopyrite cemented hydrothermal breccias.

Mineralization at Raintree West occurs as two main types: 1) early, porphyry-style gold-copper mineralization hosted by diorite porphyry stocks and consisting of quartz and magnetite stockwork veining, with vein and disseminated chalcopyrite associated with potassic alteration, and 2) later cross-cutting silver-gold-lead-zinc mineralization in quartz-carbonate veins that contain pyrite, sphalerite, galena, and chalcopyrite, with occasional banded epithermal-like textures. The early gold-copper mineralization is best developed within, and controlled by, early diorite porphyry intrusions (akin to MSP at the Whistler Deposit), whereas the later silver-gold-lead-zinc veins surround and locally overprint the porphyry mineralization and are most abundant in the host volcanic rocks in zones of strong to intense phyllic alteration vertically above and adjacent to the diorite porphyries.

The Island Mountain deposit area is host to several mineralized zones interpreted to represent a cluster of individual porphyry centres within this large intrusive complex. These include the Breccia, Cirque and Howell Zones, and other prospects defined by surface geochemistry and geophysical anomalies that require further field assessment. Exploration activity and the majority of diamond drilling by Kiska have concentrated on mineralization associated within the Breccia Zone on the southwest slope of Island Mountain. There, at least three styles of significant gold and copper mineralization are currently recognized: 1) gold-copper mineralization hosted by K-feldspar altered monzonitic intrusive breccia, 2) gold-copper mineralization hosted by intrusive and hydrothermal breccias associated with strong sodic-calcic alteration, and 3) gold-only mineralization associated with vein and disseminated pyrrhotite.

The Muddy Creek area represents an additional exploration target with the potential to host a bulk tonnage, intrusion-related gold deposit. Gold mineralization at Muddy Creek is hosted throughout the core of the monzonitic plutonic complex and is controlled by northwest-striking and steeply southwest-dipping, mm- to locally cm-wide veinlets of sulphides and quartz, manifest as rusty-weathering sub-parallel fracture sets, commonly spaced a metre or more apart. These veinlets may contain any combination of chalcopyrite, arsenopyrite, pyrite, stibnite, pyrrhotite and native gold, with minor amounts of galena, sphalerite and molybdenite. Moderate sericitic alteration is typically restricted to cm-wide selvages to these veins, whereas the bulk of the interleaving rock is relatively unaltered and unmineralized. The Muddy Creek prospect may share geological similarities with the Korbel deposit owned by Nova Minerals Limited located 12 miles north.

Exploration

We recommenced exploration work at the Whistler Project in 2023. Prior to this, we had not completed field-based exploration work at the Whistler Project since acquiring the Whistler Project in 2015.

Our strategy is to enhance and grow the value of our asset base, with a focus on exploring to grow the in situ mineral deposits, and to advance mining, environmental and heritage studies on the Whistler Project towards delineation of a mining business case, optimizing bulk mineable near surface deposits.

We are fully permitted to undertake our planned exploration activities. On June 30, 2022, we submitted an APMA to the ADNR in order to commence exploration field work activities in 2023. On September 22, 2022, the ADNR approved the Exploration Permit and Reclamation Plan. On July 7, 2023, we received approval for amendments to the APMA, incorporating alterations to our exploration plans, in 2023 and 2024. On August 6, 2024, we received approval for amendments to the APMA, incorporating alterations to our exploration plans for 2024. The Exploration Permit allows us to conduct exploration including drilling, operate and maintain a camp including storage of fuel, and to transport people, equipment and consumables to the Whistler Project. The Company expects to file amendment applications for APMA 2278 annually, as exploration results and strategy evolve, in order to ensure exploration programs are fully authorized. Prior to expiry of AMPA 2278 on December 31, 2026, the Company plans to apply for a new Exploration Permit.

Drilling

A total of 72,480 m of diamond drilling in 261 holes are documented in the Whistler database for drilling on the Whistler Project by Cominco, Kennecott, Geoinformatics, Kiska and us from 1986 to the end of 2023. Of these drillholes 23,334 m in 53 holes have been drilled in the Whistler Deposit area, 5,190 m in 58 holes have been drilled in the Raintree area, and 15,572 m in 40 holes comprise the Island Mountain resource area. There are 29,385 m in 110 holes in areas outside the three aforementioned mineral resource areas.

In 2024, we drilled six diamond core holes for 4,006 m at the Whistler Project, including four drill holes for 2,782 m completed at the Whistler Deposit, and two drill holes for 1,224 m completed at the Raintree Deposit. Subsequently, drilling completed across the project now totals 76,486 m.

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

All assay samples were assayed at either the Alaska Assay Laboratory (2004 and 2009) in Fairbanks, Alaska, or the accredited laboratory of ALS Minerals (formerly ALS-Chemex), a division of ALS Limited, a global company that provides testing, inspection and certification services, in Vancouver, British Columbia for all other years. Sample preparation was accomplished in Alaska, either at the Alaska Assay Lab or ALS-Minerals preparation lab in Anchorage, Alaska. Samples were assayed for gold by fire assay and a suite of elements including silver and copper by aqua regia or multi-acid digestion and inductively coupled plasma atomic emission spectroscopy. Operators Kennecott, Geoinformatics, and Kiska used industry standard quality control practices during exploration at Whistler. The S-K 1300 Technical Report discloses that analysis of the QA/QC data indicates the assay data is of sufficient quantity and quality for resource estimation.

Sue Bird, P.Eng., of MMTS, visited the Whistler Project site on September 14, 2022, and again on August 6, 2024. No observations contradicting previously published information were made. In the opinion of the QP, sampling preparation, analysis, and security by previous operators are consistent with industry standard practices. Review and analysis of the assay database and QA/QC data shows the assay database is of sufficient quality for resource estimation.

Mineral Processing and Metallurgical Testing

Metallurgical testing had been carried out in three phases starting with the 2004/2005 preliminary testing in Salt Lake City under the general supervision of Kennecott and culminating in the two phases under Kiska conducted at G&T Laboratories in Kamloops during 2010 to 2012.

Whistler Deposit preliminary metallurgical testwork included gravity concentration or flotation to recover the copper and gold. From the metallurgical testwork results and subsequent analysis it appears that the Whistler Deposit is metallurgically amenable to a conventional flotation route to produce saleable high quality copper concentrates with gold credits, despite the low head grade, and that the levels of recovery and upgrade for both copper and gold are relatively insensitive to feed grade. We believe that there are no processing factors or deleterious elements that could have a significant effect on potential economic extraction.

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

As of the date hereof, no metallurgical testing has been carried out on rocks from the Raintree West Deposit, however, given the similarities in geological setting, host rock, mineralization and alteration between Raintree West and the Whistler Deposits, we have assumed that metallurgical processes and metal recoveries determined for the Whistler Deposit are a reasonable approximation for the Raintree West Deposit at this time.

Metal recoveries reported for the Whistler Project resource estimate include 83% for copper, 70% for gold and 65% for silver with silver grades below 10 g/t and 0% for silver grades above 10 g/t.

Mineral Resource Estimates

The following table sets forth the Mineral Resource estimate detailed in the S-K 1300 Technical Report, with an effective date of September 12, 2024.

		Cut-off Value	ROM Tonnage	In situ Grades					In situ Metal
Class	Deposit	(US$/t)	(ktonnes)	NSR (US$/t)	AuEqv (g/t)	Au (g/t)	Cu (%)	Ag (g/t)	AuEqv (koz)	Au (koz)	Cu (mlbs)	Ag (koz)
Indicated	Whistler Pit	10	282,205	22.84	0.68	0.41	0.16	1.89	6,201	3,724	999	17,166
	Raintree Pit	10	8,905	21.08	0.63	0.46	0.08	4.81	180	131	16	1,378
	Indicated Open Pit	varies	291,410	22.79	0.68	0.41	0.16	1.98	6,381	3,855	1,015	18,544
	Raintree UG	25	3,064	34.41	1.03	0.79	0.13	4.49	101	78	9	443
	Total Indicated	varies	294,474	22.91	0.68	0.42	0.16	2.01	6,482	3,933	1,024	18,987
Inferred	Whistler Pit	10	18,224	21.01	0.63	0.40	0.13	1.75	368	233	54	1,025
	Island Mountain Pit	10	124,529	18.21	0.54	0.45	0.05	1.02	2,180	1,817	139	4,084
	Raintree Pit	10	15,056	23.12	0.69	0.55	0.06	4.36	335	267	21	2,112
	Inferred Open Pit	varies	157,809	19.00	0.57	0.45	0.06	1.42	2,883	2,317	214	7,221
	Raintree UG	25	40,432	32.81	0.98	0.76	0.12	3.31	1,275	994	103	4,300
	Total Inferred	varies	198,241	21.82	0.65	0.52	0.07	1.81	4,158	3,311	317	11,521

Notes to Table 1:

(1)	The Mineral Resource estimate for the Whistler, Island Mountain, and the upper portions of the Raintree West deposits have been confined by an open pit with “reasonable prospects of economic extraction” using the following assumptions:

●	Metal prices of US$1,850/oz Au, US$4.00/lb Cu and US$23/oz Ag;
●	Payable metal of 95% payable for Au and Ag, and 96.5% payable for Cu;
●	Refining costs for Au of US$8.00/oz, for Ag of US$0.60/oz and for Cu of US$0.05/lb;
●	Offsite costs for Au of US$77.50/wmt, for Ag of US$3.50/wmt and for Cu of US$55.00/wmt;
●	Royalty of 3% NSR;
●	Pit slopes are 50 degrees;
●	Mining cost of US$2.25/t for waste and mineralized material; and
●	Processing, general and administrative costs of US$7.90/t.

(2)	The lower portion of the Raintree West Deposit has been constrained by a mineable shape with “reasonable prospects of eventual economic extraction” using a US$25.00/t cut-off.
(3)	Metallurgical recoveries are: 70% for Au, 83% for Cu, and 65% Ag for Ag grades below 10g/t. The Ag recovery is 0% for values above 10g/t for all deposits.
(4)	The NSR equations are: below 10g/t Ag: NSR (US$/t)=(100%-3%)*((Au*70%*US$54.646/t) + (Cu*83%*US$3.702*2204.62 + Ag*65%*US$0.664)), and above 10g/t Ag: NSR (US$/t)=(100%-3%)*((Au*70%*US$56.646g/t) + (Cu*83%*US$3.702*2204.62))
(5)	The Au Equivalent equations are: below 10g/t Ag: AuEq=Au + Cu*1.771 +0.0113Ag, and above 10g/t Ag: AuEq=Au + Cu*1.771
(6)	The specific gravity for each deposit and domain ranges from 2.76 to 2.91 for Island Mountain, 2.60 to 2.72 for Whistler with an average value of 2.80 for Raintree West.
(7)	The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
(8)	Numbers may not add due to rounding.

Fiscal Year Ended 2024 Updates

At the start of the 2024 summer field season, we recommenced the drilling program at the Whistler Project. Our initially planned exploration programs over the 2023 and 2024 field seasons consisted of up to 10,000 m of core drilling, which is reduced from the initial target of 15,000 m drilling, in order to allow us to determine actual costs of drilling while we re-established field operations. We intend to complete the balance of the 10,000 m drilling in 2025.

Additional surface exploration includes geological mapping, soil geochemical sampling, geophysical data reprocessing, geological data processing and interpretation. In addition, supporting work includes collection of mine planning and mineral processing information including metallurgical, geotechnical and hydrogeological data. Environmental baseline data collection, as well as archaeological and heritage land use studies were initiated in 2023, with additional baseline survey and archaeological surveys conducted in 2024. We have also engaged in stakeholder consultation with respect to both the present and ongoing exploration activity and the potential for future mine development of the Whistler Project.

On August 21, 2023, we announced the commencement of a confirmatory drill program (the “Drilling Program”). The Drilling Program is intended to advance the underlying geologic model to support an updated Mineral Resource estimate for the Whistler Project in preparation for a potential preliminary economic assessment. During the 2023 field season, four diamond core drill holes were completed for a total of 2,234 m at the Whistler Project.

On June 27, 2024, we announced the recommencement of the Drilling Program for the 2024 field season. During 2024 we completed six diamond core holes for 4,006 m, bringing the total drill production meterage for 2023 and 2024 to 6,240 m. During 2024, four drill holes for 2,782 m were completed at the Whistler Deposit, and two drill holes for 1,224 m were completed at the Raintree Deposit located approximately one km east of the Whistler Deposit.

The HQ and NQ diamond drill core from the Drilling Program were logged and sampled at the Whistler field camp facility, supervised by qualified geologists (P.Geo. designation) from our lead exploration consultant, Equity Exploration Ltd., and supervised by our QPs, Tim Smith (MSc., P.Geo.). Samples were collected from NQ/HQ diameter core by sawing the drill core in half, with one-half sent to Bureau Veritas Commodities Canada Ltd. (“BV”) in Fairbanks, Alaska, for sample preparation, then to BV’s analytical laboratory in Vancouver, Canada for assaying, and the other half of the core is retained at the site for future reference. Sample lengths downhole were generally 2.0 m, except where samples were taken to honor geological contacts.

BV is a certified commercial laboratory and is independent of us. We have implemented a quality assurance and quality control program for the sampling and analysis of drill core samples, including duplicates, mineralized standards and blank samples for each batch of core samples. The gold analyses were completed by lead collection fire assay fusion with AAS finish (FA430 method) on 30 grams test weight. Copper, silver and other base metals assays (total suite of 45 elements) were assayed by 4-acid digestion and ICP-MS analysis (MA200 method) on 0.25 grams test weight.

The following table sets out the assay intercepts reported from the Drilling Program.

Hole Number	Interval From (m)	Interval To (m)	Core Length (m)	Gold Grade (g/t)	Copper Grade (%)	Silver Grade (g/t)	AuEq (g/t)*	Lead Grade (%)	Zinc Grade (%)
WH23-03-EXT	0.41	717.00	716.59	0.68	0.15	1.40	0.93	-	-
Including	7.00	659.46	652.46	0.73	0.16	1.50	1.00	-	-
Including	131.00	307.00	176.00	1.24	0.19	1.66	1.55	-	-
And	373.50	423.00	49.50	0.92	0.10	1.82	1.10	-	-
And	441.00	457.00	16.00	1.03	0.20	1.64	1.36	-	-
And	480.00	501.00	21.00	0.80	0.35	2.11	1.37	-	-
And	523.00	539.00	16.00	0.83	0.30	1.14	1.31	-	-
And	575.00	632.00	57.00	1.07	0.17	1.18	1.36	-	-
WH23-03-EXT	698.03	717.00	18.97	0.52	0.11	1.02	0.70	-	-
WH24-01	107.00	109.00	2.00	0.45	-	8.60	0.58	0.61	3.07
WH24-01	147.00	151.00	4.00	0.28	-	7.10	0.42	0.44	1.20
WH24-01	159.00	161.00	2.00	0.64	-	4.50	0.72	0.29	1.59
WH24-01	249.00	266.00	17.00	0.33	0.07	41.97	0.45	0.33	0.75
Including	249.00	253.00	4.00	0.78	0.22	171.55	1.12	1.19	2.53
WH24-01	280.60	300.00	19.40	0.31	-	1.81	0.38	0.12	0.40
Including	284.00	286.00	2.00	1.23	-	4.70	1.32	0.37	1.27
WH24-01	311.00	372.38	61.38	0.36	0.09	4.43	0.53	0.14	0.39
Including	321.00	362.00	41.00	0.41	0.11	5.43	0.61	0.15	0.49
WH24-02	227.00	500.96	273.96	0.48	0.12	0.86	0.71	-	-
Including	291.00	444.00	153.00	0.65	0.14	0.74	0.90	-	-
Including	291.00	411.00	120.00	0.72	0.16	0.83	1.00	-	-
Including	297.00	337.00	40.00	0.82	0.25	1.13	1.28	-	-
And	357.00	377.00	20.00	0.96	0.16	0.93	1.26	-	-
WH24-03	40.00	52.74	12.74	1.30	0.35	2.37	1.96	-	-
	385.08	525.00	139.92	0.21	0.14	0.97	0.47	-	-
Including	401.00	429.00	28.00	0.41	0.24	1.74	0.85	-	-
	643.00	679.00	36.00	0.08	0.12	1.08	0.29	-	-
	731.00	767.00	36.00	0.20	0.11	1.23	0.40	-	-
	868.00	917.00	49.00	0.18	0.05	1.90	0.28	-	-
WH24-04	91.00	682.00	591.00	0.37	0.15	1.48	0.66	-	-
Including	224.00	682.00	458.00	0.46	0.16	1.66	0.75	-	-
Including	260.00	308.00	48.00	0.61	0.34	2.19	1.23	-	-
And	406.00	456.00	50.00	0.73	0.13	1.50	0.98	-	-
WH24-05	306.00	325.00	19.00	0.79	0.03	17.70	0.87	0.73	1.72
	489.00	508.50	19.50	0.33	0.02	7.76	0.41	0.51	1.20
	603.50	773.00	169.50	0.77	0.04	15.38	0.86	0.40	0.86
Including	635.00	773.00	138.00	0.89	0.05	17.57	0.99	0.44	0.95
Including	635.00	661.00	26.00	1.36	0.06	15.38	1.48	0.69	1.61
And	681.00	715.00	34.00	1.49	0.08	19.95	1.65	0.81	1.35
Including	699.00	715.00	16.00	2.90	0.14	38.59	3.16	1.47	2.38
And	755.00	773.00	18.00	1.70	0.13	66.33	1.93	0.62	1.84
Including	763.00	773.00	10.00	2.82	0.22	113.74	3.21	1.00	3.00

Notes:

WH23-03-EXT drilled down-plunge to test the deeper extents of mineralization within the Whistler Deposit eastern high-grade core, therefore the mineralized intervals reported are not representative of true width. The mineralized intercepts within WH24-01 are estimated to be approximately two-thirds of true width. WH24-02 and WH24-03 drilled oblique to dip and strike to test the vertical profile of mineralization, therefore the mineralized intervals reported are not representative of true width. WH24-04 tested obliquely across strike and to depth to test the vertical profile of mineralization, thus the mineralized intervals reported are estimated to be approximately half to two-thirds of true width. WH24-05 tested obliquely across strike and dip, thus mineralized intervals reported are estimated to be approximately two-thirds of true width.

Specifically, for drilling reported prior to the 2024 Mineral Resource estimate update (WH23-03-EXT and WH24-01): below 10g/t Ag: AuEq=Au + Cu*1.5733 +0.0108Ag, and above 10g/t Ag: AuEq=Au + Cu*1.5733. For drilling reported subsequent to the 2024 Mineral Resource estimate update (WH24-02, -03, -04 & -05): below 10g/t Ag: AuEq=Au + (Cu%*1.771) + (Ag*0.0113), and above 10g/t Ag: AuEq=Au + (Cu%*1.771). AuEq calculations do not include Pb and Zn as it is unknown whether these metals can be recovered.

The following table sets out the drill locations and depths for the Drilling Program:

Hole Number	Easting Meters (UTM Zone 18)	Northing Meters (UTM Zone 18)	Elevation (masl)	Depth (m)	Azimuth (Degrees)	Dip (Degrees)	Status
WH23-01	518,782	6,871,260	886.0	467.87	140.80	-49.0	All assays received
WH23-02	518,779	6,871,253	886.0	605.64	229.20	-60.1	All assays received
WH23-03-EXT	518,776	6,871,253	886.0	874.50	189.20	-82.9	All assays received
WH23-04	520,193	6,869,142	352.0	560.83	134.80	-78.0	All assays received
WH24-01	520,494	6,871,260	497.0	445.77	14.63	-46.9	All assays received
WH24-02	518,452	6,871,362	849.0	716.30	135.43	-75.2	All assays received
WH24-03	518,746	6,871,335	859.0	961.9	309.69	-80.1	All assays received
WH24-04	518,680	6,871,248	876.0	832.20	185.85	-78.0	All assays received
WH24-05	520,495	6,871,258	497.0	777.85	184.37	-55.3	All assays received

The following map sets forth the location of the Whistler Deposit drilling with gold and copper histograms plotted (left and right respectively; see legend). Drill traces for the 2023 and 2024 drill holes are shown in bold (with prefix “WH23” and “WH24”) and gold and copper assay histograms are highlighted. Drilling is overlain on a geological interpretation of the host diorite porphyry (cut at 200 m below surface) to illustrate the overall geometry of mineralized porphyry phases (pale purple) and non-mineralized LSP phases (darker purple).

U.S. GOLDMINING
Whistler Deposit
WHISTLER PROJECT
ALASKA, U.S.A.
PLAN VIEW
Map Coordinate System:
NAD 1983 UTM Zone 05N
518,000E
518,500E
519,000E
6,871,500N
6,871,000N
WH24-02
WH24-04
WH24-03
WH23-01
WH23-02
WH23-03
WH05-14
WH88-07
WH08-10
WH08-12
WH05-08
WH04-04
WH04-03
WH88-09
WH89-15
WH08-09
WH88-10
WH05-10
WH07-07
WH88-11
WH88-05
WH07-01
WH24-02A
WH07-04
WH88-13
WH88-06
WH88-02
WH88-04
WH04-02
WH07-05
WH10-014
WH07-06
WH05-09
WH89-16
WH88-12
WH05-13
Geological Legend
Late-Stage porphyry
Main Stage & Intermineral porphyry
Country Rock (sedimentary rocks)
Faults
Deep Early Quartz Veins
Drill Trace Legend
Au ppm (left)
AuEq ppm (center)
(2023/2024 drilling only)
Cu % (right)
< 0.10
0.10 to 0.30
0.3 to 0.50
0.5 to 1.00
1.00 to 2.00
≥ 2.00
< 0.10
0.10 to 0.30
0.3 to 0.50
0.5 to 1.00
1.00 to 2.00
≥ 2.00
< 0.01
0.01 to 0.05
0.05 to 0.10
0.10 to 0.25
0.25 to 0.50
≥ 0.50
N
0
200
meters

We are working to delineate the geometry, extents and continuity of the MSP and IMP suites, which serves to focus drilling on opportunities to expand mineralization where the potentially mineralized porphyry phases remain under-explored. In addition, the technical team has identified the presence of a robust core of higher-grade mineralization within the Whistler Deposit that correlates with intense alteration and veining within the MSP in the eastern part of the deposit, and in 2024 we interpreted and confirmed via drilling the presence of a high grade core in the western part of the Whistler Deposit. Optimizing the geological model to improve confidence in the delineation of the MSP and IMP is a key focus of the Drilling Program as it will improve confidence in distribution and continuity of mineralization, and in particular higher-grade zones within the Whistler Deposit.

We plan to recommence the remainder of the previously announced approximate 10,000 m drilling program at the Whistler Project at the start of the 2025 summer field season.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of Common Stock and Warrants are listed for trading on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

As of March 27, 2025, there were 12,462,174 shares of Common Stock outstanding held by approximately 20 holders of record. Certain shares of our Common Stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

Repurchases

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2024.

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

Use of Proceeds

The following table sets out a comparison of how we have utilized the net proceeds realized under our IPO in comparison to the estimated use of proceeds disclosed in our final prospectus relating to the IPO, filed with the SEC on April 20, 2023 (the “IPO Prospectus”). The information therein is presented as of December 31, 2024:

	Estimated Use of Proceeds	Actual Use of Proceeds
Exploration and development activities on Whistler Project, including infill and exploration drilling, metallurgical sampling, economic studies and consultation	$6,220,000	$9,551,000
Permitting and Reporting	1,175,000	1,199,000
Repayment of current liabilities, including advance from GoldMining(1)	2,381,000	1,759,000
General and administrative expenses	3,240,000	3,640,000
Other general working capital purposes	4,284,000	1,151,000
Total	$17,300,000	$17,300,000

Notes:

(1)	Before our IPO, our liquidity needs were met through funding provided by GoldMining. Upon completion of the IPO, we utilized a portion of the proceeds to repay such advances.

Actual use of proceeds for exploration and development activities on Whistler Project as of December 31, 2024, was $9,551,000, compared to $6,220,000 estimated as at April 19, 2023, in the IPO Prospectus. The proceeds used to date primarily relate to our confirmatory work program at the Whistler Project commenced in 2023. Actual use of proceeds for permitting and reporting was $1,199,000, compared to $1,175,000 estimated as of April 19, 2023, in the IPO Prospectus. Actual use of proceeds for repayment of liabilities was $1,759,000, compared to $2,381,000 estimated as of April 19, 2023, in the IPO Prospectus. The difference was primarily related to actual IPO-related expenditures being less than initially estimated. Actual use of proceeds for general and administrative expenses was $3,640,000, compared to $3,240,000 estimated as of April 19, 2023, in the IPO Prospectus. Actual use of proceeds primarily relate to general and administrative expenditures, with the increase due to expenses incurred for building corporate brand awareness after the completion of our IPO. Actual use of proceeds for general working capital was $1,151,000, compared to $4,284,000 estimated as of April 19, 2023, in the IPO Prospectus. The proceeds used to date primarily relate to the construction of camp structures and purchase of equipment. The difference primarily relates to reallocating the use of proceeds from other general working capital purposes to use at exploration and development activities at the Whistler Project.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. GoldMining Inc.

Management’s Discussion and Analysis

For the year ended December 31, 2024

General

The management’s discussion and analysis of the financial condition and results of operations of U.S. GoldMining Inc. for the year ended December 31, 2024 (the “MD&A”), is intended to provide the reader with a review of the factors that affected our performance during the periods presented, including matters that have affected our reported financial condition and results of operations, and matters that are reasonably likely, based on management’s assessment, to have a material impact on future operations and results.

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2024, and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. A copy of this Annual Report on Form 10-K will be available under our profiles at www.sec.gov and at www.sedarplus.ca.

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

These factors should not be construed as exhaustive and should be read with other cautionary statements in this document. Although we have attempted to identify important risk factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other risk factors not presently known to us or that we presently believe are not material that could also cause actual results or future events to differ materially from those expressed in such forward-looking statements. There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking statements, which speaks only as of the date made. The forward-looking statements contained in this document represent our expectations as of the date of this Annual Report (or as the date they are otherwise stated to be made) and are subject to change after such date. However, we disclaim any intention or obligation or undertaking to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required under applicable securities laws.

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 105 miles (170 km) northwest of Anchorage, in Alaska.

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”. We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing 79.3% of the outstanding shares of our Common Stock and warrants (the “Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until April 24, 2026.

Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2, our registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169 and our head operating office is located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.us.goldmining.com.

On April 24, 2023, we completed our initial public offering (the “IPO”) of Units, with each Unit consisting of one share of Common Stock and one Warrant. Our shares of Common Stock and Warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

Recent Developments

2023 and 2024 Field Programs

On August 21, 2023, we announced the commencement of a confirmatory 2023 Phase 1 Drilling Program at the Whistler Project (the “2023 Whistler Program”). Phase 1 of the confirmatory program comprised up to an initial 5,000 m of the budgeted drilling program. Three confirmatory drill holes were completed at the Whistler Deposit and one exploration drill hole at the Rainmaker target for a total of 2,234 m, which was completed by mid-November, at which time the program was paused for winter break.

On January 16, 2024, we announced initial results from the 2023 Whistler Program, which confirmed the continuity of the near-surface high-grade core at the Whistler deposit, and extended mineralization to the southwest and to depth.

On June 27, 2024, we announced the re-commencement of drilling at Whistler Project for the 2024 field season (the “2024 Whistler Program”). The exploration program was focused on additional confirmatory infill and step-out drilling within the Whistler and Raintree West deposits. Surface exploration activities were also completed with the objective to identify drill targets within the broader Whistler Orbit, a porphyry mineral system containing multiple intrusive centers (termed a ‘porphyry cluster’), with potential to discover additional gold and copper mineralized deposits.

On September 30, 2024, we announced initial assay results from the first two diamond drill holes completed of our 2024 Whistler Program. The previous best intercept of continuous high-grade mineralization intersected in drilling at the Whistler Project during the 2023 Whistler Program, comprising 547 m at 1.06 g/t AuEq, was further deepened in the 2024 Whistler Program (drill hole number WH23-03-EXT) and the mineralized intercept was extended to 652.5 m at 1.00 g/t AuEq. We also announced confirmation and extension of porphyry style mineralization in the Raintree West deposit (WH24-01).

On October 7, 2024, we announced an updated mineral resource estimate for the Whistler Project, which included a 117% increase in resources classified as Indicated Mineral Resource.

On November 18, 2024, we announced additional diamond core drill results from the 2024 Whistler Program diamond core drilling program including confirmation of continuity of high-grade mineralization in the western portion of the Whistler deposit (WH24-02).

On February 3, 2025, we announced additional diamond core drill results from the 2024 Whistler Program diamond core drilling program, including multiple broad intercepts of high-grade mineralization expanding the western high-grade zone within the Whistler deposit (WH24-03), and additional deep drilling in the northern portion of the deposit which confirmed mineralization through the deposit and intersected geological features indicative of nearby high grade mineralization at higher levels in the northern portion of the deposit (WH24-04).

On February 10, 2025, we announced new assay results from WH24-05 which was drilled adjacent to the Raintree West deposit as part of the 2024 Whistler Program, including confirmatory diamond core drilling completed at the Whistler Project. The drilling intercepted multiple zones of high-grade gold and silver polymetallic mineralization approximately 500 m south of any prior drilling at the Raintree West deposit.

At-The-Market Equity Program

On May 15, 2024, we filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including our common stock, preferred stock, warrants and/or units. Additionally, we entered into an At the Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the year ended December 31, 2024, we sold 55,576 shares of common stock under the ATM Program for gross proceeds of $603,235, with aggregate commissions paid to the agents and other share issuance and settlement costs of $17,513.

Change of Fiscal Year End

On February 9, 2024, our board of directors approved a change of our fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2024, and ended on December 31, 2024 (the “Fiscal 2024”). As a result of the change in fiscal year, there was a one-month transition period began on December 1, 2023, and ended on December 31, 2023 (the “Transition Period”). For the purposes of this discussion and analysis we have presented the income statement for the year ended December 31, 2023, in order to provide a comparison to the year ended December 31, 2024. The statements of operations and comprehensive loss for the year ended December 31, 2023, were derived as follows:

	Year Ended November 30 2023	Plus Month Ended December 31 (Transition period) 2023	Less Month Ended December 31 2022 (Unaudited)	Year Ended December 31 2023 (Unaudited)
Operating expenses
Exploration expenses	$5,054,500	$67,629	$48,292	$5,073,837
General and administrative expenses	4,670,248	204,484	130,860	4,743,872
Accretion	21,051	1,440	1,684	20,807
Depreciation	30,959	8,286	-	39,245
Total operating expenses	9,776,758	281,839	180,836	9,877,761
Loss from operations	(9,776,758)	(281,839)	(180,836)	(9,877,761)

Other income (expenses)
Interest income	426,919	50,597	-	477,516
Foreign exchange income (loss)	(1,801)	(1,755)	3,642	(7,198)
Net loss for the year/ period before tax	$(9,351,640)	$(232,997)	$(177,194)	$(9,407,443)
Current income tax expense	(4,937)	-	-	(4,937)
Net loss for the year/ period	$(9,356,577)	$(232,997)	$(177,194)	$(9,412,380)

Loss per share
Basic and diluted	$(0.82)	$(0.02)	$(0.02)	$(0.81)

Weighted average shares outstanding
Basic and diluted	11,480,346	12,398,709	10,135,001	11,672,606

Results of Operations

Year ended December 31, 2024, compared to year ended December 31, 2023

	Year Ended December 31
	2024	2023 (Unaudited)	Change
Selected operating results
Net loss for the year	$(8,487,081)	$(9,412,380)	$925,299
Loss from operations	(8,893,070)	(9,877,761)	984,691
Exploration expenses	5,802,549	5,073,837	728,712
General and administrative expenses	2,946,723	4,743,872	(1,797,149)
Depreciation	$125,593	$39,245	$86,348

For the year ended December 31, 2024, we recorded a net loss of $8,487,081 (or $0.68 per share), compared to $9,412,380 (or $0.81 per share) for the year ended December 31, 2023. The decrease in net loss was primarily due to the decrease of general and administrative expenses, partially offset by the increase of costs associated with our 2024 Whistler Program.

For the year ended December 31, 2024, we had exploration expenses of $5,802,549, compared to $5,073,837 for the year ended December 31, 2023. The increase was primarily related to the 2024 Whistler Program and included drilling, fees to third party vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and camp and field support costs. During the year ended December 31, 2024, exploration expenses primarily consisted of:

(i)	drilling expenses of $2,339,526, compared to $1,733,859 for the year ended December 31, 2023. The increased expenses during the year ended December 31, 2024, were primarily for the 2024 Whistler Program;

(ii)	consulting fees of $1,287,697, compared to $1,486,392 for the year ended December 31, 2023. Such expenses were primarily for consulting fees paid to third parties for the planning and management of our exploration programs at the Whistler Project, including database management, geological interpretation and modelling. In addition, consulting fees to third parties to conduct environmental baseline, and regulator, community and other stakeholder engagements;

(iii)	camp and field support expenses of $1,269,067, compared to $933,112 for the year ended December 31, 2023. The camp and field support expenses during the year ended December 31, 2024, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the 2024 Whistler Program, as well as work to support maintenance of the existing access road between camp and drilling sites at the Raintree and Whistler deposits, construction of new trails and drill pads, and stakeholder engagement to support the Alaska state led future access road, and;

(iv)	transportation, travel and other exploration expenses of $906,259, compared to $920,474 for the year ended December 31, 2023. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project.

For the year ended December 31, 2024, general and administrative expenditures were $2,946,723, compared to $4,743,872 for the year ended December 31, 2023. During the year ended December 31, 2024, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $879,454, compared to $1,776,683 for the year ended December 31, 2023. Comparatively, during the year ended December 31, 2023, the expenses were higher for building initial corporate brand awareness of the new company after completion of the IPO;

(ii)	professional fees of $689,400, compared to $1,626,422 for the year ended December 31, 2023. Comparatively, during the year ended December 31, 2023, the professional fees were primarily for legal, audit, accounting and tax services relating to the Company’s preparation and execution of the IPO;

(iii)	management fees, salaries and benefits of $382,935, compared to $317,245 for the year ended December 31, 2023;

(iv)	stock-based compensation expenses of $331,896, which consisted of $9,394 related to the award of restricted shares, $308,827 related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, and $13,675 for GoldMining personnel, allocated for their time spent on our affairs, compared to $432,838 for the year ended December 31, 2023. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

(v)	filing, listing, dues and subscriptions expenses of $141,826, compared to $185,728 for the year ended December 31, 2023;

(vi)	office administrative and insurance expenses of $474,775, compared to $369,385 for the year ended December 31, 2023; and

(vii)	travel, website design and hosting expenses of $46,437, compared to $35,571 for the same period of 2023.

For the year ended December 31, 2024, depreciation expenses were $125,593, compared to $39,245 for the year ended December 31, 2023. The increase was primarily due to depreciation of camp structures, which were renovated and made available for their intended use in July 2023, and for new equipment acquired.

For the year ended December 31, 2024, our loss from operations was $8,893,070, compared to $9,877,761 for the year ended December 31, 2023. The decrease primarily resulted from the decrease in general and administrative expenses, partially offset by costs associated with the 2024 Whistler Program.

Transition Period

	One Month Ended December 31
	2023	2022 (Unaudited)	Change
Selected operating results
Net loss for the period	$(232,997)	$(177,194)	$(55,803)
Loss from operations	(281,839)	(180,836)	(101,003)
Exploration expenses	67,629	48,292	19,337
General and administrative expenses	204,484	130,860	73,624
Depreciation	$8,286	$-	$8,286

For the one month ended December 31, 2023, we recorded a net loss of $232,997 ($0.02 per share), compared to a net loss of $177,194 ($0.02 per share) for the one month ended December 31, 2022. The increase was primarily due to increased office, insurance, and investor relations expenditures after completion of the IPO and costs associated with the Whistler Project exploration program.

For the one month ended December 31, 2023, we had exploration expenses of $67,629, compared to $48,292 for the one month ended December 31, 2022. The increase was primarily related to the 2023 Whistler Program which started in 2023 and included drilling, consulting fees to vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and maintenance costs. During the one month ended December 31, 2023, exploration expenses primarily consisted of:

(i) drilling expenses of $38,907, compared to $nil for the one month ended December 31, 2022. Drilling expenses primarily related to the storage of drilling equipment during the winter break and drill core sample analysis. The 2023 Whistler Program, which was the Company’s inaugural drilling program, didn’t start until the summer of 2023;

(ii) consulting fees of $22,112, compared to $34,720 for the one month ended December 31, 2022;

(iii) transportation, travel and other exploration expenses of $6,027, compared to $350 for the one month ended December 31, 2022; and

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

(ii) stock-based compensation expenses of $19,509, which consisted of $1,760, related to the award of restricted shares, $12,134 related to the fair value of stock options issued by us to management, directors, and employees, and $5,615 for GoldMining personnel, allocated for their time spent on our affairs, compared to $10,502 during the one month ended December 31, 2022. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

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

Year ended December 31, 2024, compared to year ended November 30, 2023

	Year Ended December 31	Year Ended November 30
	2024	2023	Change
Selected operating results
Net loss for the year	$(8,487,081)	$(9,356,577)	$869,496
Loss from operations	(8,893,070)	(9,776,758)	883,688
Exploration expenses	5,802,549	5,054,500	748,049
General and administrative expenses	2,946,723	4,670,248	(1,723,525)
Depreciation	$125,593	$30,959	$94,634

For the year ended December 31, 2024, we recorded a net loss of $8,487,081 (or $0.68 per share), compared to $9,356,577 (or $0.82 per share) for the year ended November 30, 2023. The decrease in net loss was primarily due to the decrease of general and administrative expenses, partially offset by the increase of costs associated with our 2024 Whistler Program.

For the year ended December 31, 2024, we had exploration expenses of $5,802,549, compared to $5,054,500 for the year ended November 30, 2023. The increase was primarily related to the 2024 Whistler Program and included drilling, fees to third party vendors that provided geological and environmental work, regulatory and community stakeholder engagements and other technical services, and camp and field support costs. During the year ended December 31, 2024, exploration expenses primarily consisted of:

(i)	drilling expenses of $2,339,526, compared to $1,694,952 for the year ended November 30, 2023. The increased expenses during the year ended December 31, 2024, were primarily for the 2024 Whistler Program;

(ii)	consulting fees of $1,287,697, compared to $1,499,000 for the year ended November 30, 2023. Such expenses were primarily for consulting fees paid to third parties for the planning and management of our exploration programs at the Whistler Project, including database management, geological interpretation and modelling. In addition, consulting fees to third parties to conduct environmental baseline, and regulator, community and other stakeholder engagements;

(iii)	camp and field support expenses of $1,269,067, compared to $945,751 for the year ended November 30, 2023. The camp and field support expenses during the year ended December 31, 2024, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the 2024 Whistler Program, as well as work to support maintenance of the existing access road between camp and drilling sites at the Raintree and Whistler deposits, construction of new trails and drill pads, and stakeholder engagement to support the Alaska state led future access road, and;

(iv)	transportation, travel and other exploration expenses of $906,259, compared to $914,797 for the year ended November 30, 2023. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project.

For the year ended December 31, 2024, general and administrative expenditures were $2,946,723, compared to $4,670,248 for the year ended November 30, 2023. During the year ended December 31, 2024, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $879,454, compared to $1,742,904 for the year ended November 30, 2023. Comparatively, during the year ended November 30, 2023, the expenses were higher for building initial corporate brand awareness of the new company after completion of the IPO;

(ii)	professional fees of $689,400, compared to $1,665,183 for the year ended November 30, 2023. Comparatively, during the year ended November 30, 2023, the professional fees were primarily for legal, audit, accounting and tax services relating to the Company’s preparation and execution of the IPO;

(iii)	management fees, salaries and benefits of $382,935, compared to $300,767 for the year ended November 30, 2023;

(iv)	stock-based compensation expenses of $331,896, which consisted of $9,394 related to the award of restricted shares, $308,827 related to the fair value of stock options and RSUs issued by us to management, directors, consultants and employees, and $13,675 for GoldMining personnel, allocated for their time spent on our affairs, compared to $423,831 for the year ended November 30, 2023. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company;

(v)	filing, listing, dues and subscriptions expenses of $141,826, compared to $178,595 for the year ended November 30, 2023;

(vi)	office administrative and insurance expenses of $474,775, compared to $325,551 for the year ended November 30, 2023; and

(vii)	travel, website design and hosting expenses of $46,437, compared to $33,417 for the year ended November 30, 2023.

For the year ended December 31, 2024, depreciation expenses were $125,593, compared to $30,959 for the year ended November 30, 2023. The increase was primarily due to depreciation of camp structures, which were renovated and made available for their intended use in July 2023, and for new equipment acquired.

For the year ended December 31, 2024, our loss from operations was $8,893,070, compared to $9,776,758 for the year ended November 30, 2023. The decrease primarily resulted from the decrease in general and administrative expenses, partially offset by costs associated with the 2024 Whistler Program.

Liquidity and Capital Resources

	As at December 31, 2024	As at December 31, 2023	As at November 30, 2023
Cash and cash equivalents	$3,880,747	$11,203,893	$11,401,338
Working capital(1)	3,697,987	11,293,443	11,493,428
Total assets	5,149,151	12,776,013	13,023,753
Total current liabilities	420,241	475,378	513,075
Accounts payable	185,251	118,610	197,978
Accrued liabilities	28,983	149,812	112,048
Total non-current liabilities	283,775	300,139	297,967
Stockholders’ equity	$4,445,135	$12,000,496	$12,212,711

(1)	Working capital is the difference between the total current assets and total current liabilities.

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

As of December 31, 2024, we had cash and cash equivalents of $3,880,747 (December 31, 2023: $11,203,893; November 30, 2023: $11,401,338) and restricted cash of $86,261 (December 31, 2023: $87,756; November 30, 2023: $86,870). The decrease in cash was primarily a result of exploration expenditures associated with our 2024 exploration program at the Whistler Project. We had other receivables of $7,419 (December 31, 2023: $152,716; November 30, 2023: $115,113). We had inventories of $34,858 ($27,249 as of December 31, 2023, and November 30, 2023), which included fuels held at the Whistler Project camp site. We had prepaid expenses of $108,943 as of December 31, 2024 (December 31, 2023: $297,207; November 30, 2023: $375,933). The decrease in prepaid expenses was primarily as a result of the decrease of prepaid insurance and corporate development expenses.

As of December 31, 2024, we had current liabilities of $420,241 compared to $475,378 as of December 31, 2023, and $513,075 as of November 30, 2023. Current liabilities as of December 31, 2024, consisted of: (i) accounts payable of $185,251, compared to $118,610 as of December 31, 2023, and $197,978 as of November 30, 2023; (ii) accrued liabilities of $28,983, compared to $149,812 as of December 31, 2023, and $112,048 as of November 30, 2023; the decrease of accounts payable and accrued liabilities was a result of the timing of payment due to the completion the 2024 Whistler Program in September 2024, compared to the completion of 2023 Whistler Program in November 2023; (iii) current portion of lease liabilities of $25,144, compared to $21,057 as of December 31, 2023, and $17,268 as of November 30, 2023; and (iv) other payables of $180,863, which consisted of withholding tax payables and income tax payables, compared to $185,899 as of December 31, 2023, and $185,781 as of November 30, 2023.

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

As of December 31, 2024, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Year ended December 31, 2024, compared to years ended December 31, 2023, and November 30, 2023

The Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2024, is presented below for reference in comparison to the years ended December 31, 2023, and November 30, 2023:

	Years Ended
	December 31, 2024	December 31, 2023(Unaudited)	November 30, 2023
Net cash used in operating activities	$(7,752,629)	$(9,188,731)	$(9,428,815)
Net cash used in investing activities	(171,836)	(979,523)	(979,523)
Net cash provided by financing activities	599,824	21,304,932	21,842,038

Net change in cash, cash equivalents and restricted cash	(7,324,641)	11,136,678	11,433,700
Cash, cash equivalents and restricted cash, beginning of year	11,291,649	154,971	54,508
Cash, cash equivalents and restricted cash, end of year	$3,967,008	$11,291,649	$11,488,208

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024, was $7,752,629, compared to $9,188,731 during the year ended December 31, 2023 ($9,428,815 during the year ended November 30, 2023). An increase in prepaid expenses providing cash of $188,264 in the year ended December 31, 2024, compared to a decrease in prepaid expenses used cash of $243,966 in the year ended December 31, 2023 ($307,963 in the year ended November 30, 2023). The increase in cash flows from prepaid expenses during the year ended December 31, 2024, was primary the result of lower prepaid corporate development expenses. An increase in other receivables providing cash of $145,297 in the year ended December 31, 2024, compared to a decrease in other receivables used cash of $84,716 in the year ended December 31, 2023 ($47,113 in the year ended November 30, 2023). A decrease in accrued liabilities used cash of $120,829 in the year ended December 31, 2024, compared to an increase in accrued liabilities providing cash of $128,590 in the year ended December 31, 2023 ($85,126 in the year ended November 30, 2023). An increase in accounts payable providing cash of $66,641 in the year ended December 31, 2024, compared to a decrease in accounts payables used cash of $65,580 in the year ended December 31, 2023 ($268,149 in the year ended November 30, 2023).

Significant operating expenditures during the years ended December 31, 2024, December 31, 2023, and the year ended November 30, 2023, included general and administrative expenses and exploration expenditures.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024, was $171,836, which related to the purchase of equipment, compared to $979,523 during each of the years ended December 31, 2023, and November 30, 2023, each of which comprised of $866,140 related to the construction of camp structures, and $113,383 related to the purchase of equipment.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $599,824, which was primarily comprised of the net proceeds of $585,722 from the ATM Program, proceeds received from warrant exercises of $3,900, and $10,202 allocated personnel costs from GoldMining, compared to $21,304,932 during the year ended December 31, 2023 ($21,842,038 during the year ended November 30, 2023). The net cash provided by financing activities during the year ended December 31, 2023, primarily comprised of net proceeds of $19,056,223 from the IPO, proceeds from warrant exercises of $3,363,204, withholding taxes received on return of capital of $53,935, allocated personnel costs from GoldMining of $41,690, and advances from GoldMining of $470,805, partially offset by $1,680,925 for repayment of advances from GoldMining. The net cash provided by financing activities during the year ended November 30, 2023, primarily comprised of net proceeds of $19,056,223 from the IPO, proceeds from warrant exercises of $3,363,204, withholding taxes received on return of capital of $53,935, allocated personnel costs from GoldMining of $46,459, and advances from GoldMining of $1,003,142, partially offset by $1,680,925 for repayment of advances from GoldMining.

Commitments Required to Keep Whistler Project in Good Standing

We are required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $230,605 in 2025 and thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $135,200 for 2025 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. We have excess labor carry forwards of $61,674 expiring in 2026, $1,736,956 expiring in 2027, and $4,572,319 expiring in 2028, of which up to $135,200 can be applied each year to meet our annual labor requirements. The Whistler Project is in good standing as of the date of this Annual Report.

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

In August 2015 we acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc (“Geoinformatics”). Pursuant to such agreement, we acquired rights and assumed obligations under two related underlying agreements. The first underlying agreement is a Royalty Purchase Agreement between Kiska, Geoinformatics and MF2 LLC. (“MF2”), dated December 16, 2014. This agreement grants MF2 a 2.75 percent NSR royalty over the Whistler Project area. The MF2 royalty was subsequently assigned to Osisko Mining (USA) Inc. The second underlying agreement is an earlier agreement between Cominco American Incorporated and Mr. Kent Turner (whose rights and obligations thereunder were assumed by the Company) dated October 1, 1999. This agreement concerns a 2.0 percent net profit interest to Teck Resources, recently purchased by Sandstorm Gold, in connection with an area of interest specified by standard township sub-division.

Transactions with Related Parties

During the periods presented, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the year ended December 31, 2024, the allocated costs from GoldMining to the Company were $23,877 ($6,888 and $100,807 for the one month ended December 31, 2023, and the year ended November 30, 2023, respectively). Out of the allocated costs, $13,675 for the year ended December 31, 2024, were noncash stock-based compensation costs ($5,615 and $54,348 for the one month ended December 31, 2023, and the year ended November 30, 2023, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

For the year ended December 31, 2024, the amounts advanced to the Company or paid on its behalf by GoldMining were $nil ($nil and $1,003,142 for the one month ended December 31, 2023, and year ended November 30, 2023, respectively). In May 2023 the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the year ended December 31, 2024, stock-based compensation costs included $5,861 ($1,127 and $31,127 during the one month ended December 31, 2023, and the year ended November 30, 2023, respectively), in amounts incurred for a co-chairman and director of GoldMining for performance based restricted shares granted in September 2022.

During the year ended December 31, 2024, the Company incurred $142,140, and during the one month ended December 31, 2023 and the year ended November 30, 2023, $33,125 and $233,978, respectively, in general and administrative expenses related to website design, video production, website hosting services and marketing services paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

Related party transactions are based on the amounts agreed to by the parties. During the year ended December 31, 2024, Transition Period and the year ended November 30, 2023, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date hereof, we have 12,462,174 shares of Common Stock outstanding. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 303,550 shares of Common Stock at an exercise price of $10 per share, 11,287 outstanding RSUs and outstanding Warrants to purchase 1,740,992 shares of Common Stock at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

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

Allocation of expenses from GoldMining

For the year ended December 31, 2024, Transition Period, and year ended November 30, 2023, certain general administrative expenses, including employment related expenditures for services and support functions provided by GoldMining, were allocated on a pro-rata basis considered by GoldMining to be a reasonable reflection of the utilization of services provided to us.

Restricted Shares and RSUs

The fair values of restricted shares and RSUs are measured at the grant date and recognized over the period during which the restricted shares and RSUs vest. When restricted shares are conditional upon the achievement of a performance condition, the Company estimates the length of the expected vesting period at the grant date, based on the most likely outcome of the performance condition. The fair value of the restricted shares is determined based on the fair value of the shares of Common Stock on the grant date, adjusted for minority stockholder discount, liquidity discount and other applicable factors that are generally recognized by market participants.

The fair values of restricted shares and RSUs are recognized as an expense over the vesting period based on the best available estimate of the number of restricted shares and RSUs expected to vest; that estimate will be revised if subsequent information indicates that the number of restricted shares and RSUs expected to vest differs from previous estimates.

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

Recently Issued Accounting Pronouncements

In November 2023 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, the amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses”. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The adoption of ASU 2023-07 in the current year did not have a material effect on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate over time.

Our management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment and the above referenced criteria, our management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of March 27, 2025, are as follows:

Name	Age	Position	Principal occupation or employment and directorships held for the past five years
Alastair Still	53	Director and Chairman	Director and Chairman of the Company, from September 2022 to present. Chief Executive Officer of GoldMining, since April 2021. Director of Technical Services of Gold Royalty Corp. since October 2020. Special Advisor to Kalo Gold Corp. since September 2020. Chief Development Officer and Executive Vice President of GoldMining, from 2020 to 2021. Director, Corporate Development, Newmont Corporation (formerly Goldcorp Inc.), from 2015 to 2020.

Garnet Dawson	67	Director	Retired professional geologist and senior executive. Former President of the Company, from 2015 to 2022. Chief Executive Officer of GoldMining from December 2014 to April 2021. Director of GoldMining, from 2018 to January 2025. Director of Gold Royalty Corp., from 2020 to February 2022. Director of Freegold Ventures Limited, from 2011 to present.

Ross Sherlock	61	Director	Retired professional geologist.

Lisa Wade	52	Director	Retired professional environmental engineer. Director of Liberty Gold Corp. since January 2023. Director of Gold Standard Ventures Corp. from June 2021 to August 2022.

Laura Schmidt	59	Director	GM Supply Chain in Shell’s Integrated Gas and Upstream Directorate since 2021 and has worked for Shell since 1990 in a variety of senior leadership roles across the globe.

Aleksandra Bukacheva	43	Director	Chief Investment Officer for Heward Investment Management (Barbados) Inc. since January 2024. Executive Vice President, Corporate Development of Element 29 Resources Inc. from September 2018 until November 2020. Co-founder and Director of Gippsland Prospecting Pty. Ltd. from July 2018 to October 2020. Director of Probe Metals Inc. since June 2022. Director of Montage Gold Corp. from September 2021 to June 2024. Director of Battle North Gold Corporation from April 2018 to May 2021. Director of Gippsland Prospecting Pty. Ltd. from July 2018 to October 2020.

Tim Smith	54	Chief Executive Officer and President	Chief Executive Officer and President of the Company since September 12, 2022. Vice President Exploration for GoldMining since April 2022. Regional Director Generative Exploration, North America for Newmont Corporation from June 2019 to March 2022.

Tyler Wong	40	Chief Financial Officer, Secretary and Treasurer	Chief Financial Officer of the Company since December 2024. Interim Chief Financial Officer, Secretary and Treasurer of the Company from April 2023 to December 2024. Director of Finance for GoldMining since May 2024. Corporate Controller for GoldMining from June 2019 to May 2024. Corporate Controller for Gold Royalty Corp. from June 2020 to June 2021. Corporate Controller for Uranium Royalty Corp. from June 2019 to October 2020.

Biographies

The following is a brief description of the business experience of each executive officer and director. The following describes the business experience of each of our non-director executive officers as of the date hereof:

Tim Smith, Chief Executive Officer and President

Mr. Smith was appointed as our Chief Executive Officer and President on September 12, 2022. Mr. Smith is also currently the Vice President, Exploration of GoldMining, having held such position since April 7, 2022. Mr. Smith is a professional geologist with 30 years mineral industry experience, at locations throughout Australia and Canada, principally in gold exploration with an expertise in gold mineral systems, and specializing in orogenic lode gold systems, area selection, project generation, exploration strategy, project rate & rank, drill delineation and project advancement through to feasibility study, and gold mine production. Prior to joining us, Mr. Smith was Regional Director Generative Exploration, North America for Newmont Corporation from June 2019 to March 2022, Exploration Director, Goldcorp Inc., from August 2016 to June 2019, and Vice President Exploration, Kaminak Gold Corp. from January 2010 to July 2016.

Tyler Wong, Chief Financial Officer, Secretary and Treasurer

Mr. Wong was appointed as our Interim Chief Financial Officer, Secretary and Treasurer on April 11, 2023. Subsequently, he was appointed as the Chief Financial Officer on December 20, 2024. From May 2024 to present, Mr. Wong has served as Director of Finance of GoldMining Inc. and from June 2019 through May 2024, Mr. Wong served as Corporate Controller of GoldMining and from June 2020 through June 2021, he served as Corporate Controller of Gold Royalty Corp. From June 2019 through October 2020, Mr. Wong served as Corporate Controller of Uranium Royalty Corp., and from June 2017 through June 2019 he served as Corporate Controller of King & Bay West Management Corp. From October 2014 through June 2017, Mr. Wong served as a Senior Accountant with Deloitte in Vancouver, where he assisted with auditing work and obtained internal accreditation for US GAAP and US GAAS. Mr. Wong is a Chartered Accountant with experience dealing in complex accounting issues in several industries including mining, oil and gas, lumber, technology, gaming and manufacturing. Mr. Wong holds a Bachelor of Commerce degree from the University of British Columbia.

Alastair Still, Director and Chairman

Mr. Still was appointed as a director on September 12, 2022, and has served as the Chairman of the board of directors since September 12, 2022. Mr. Still is an experienced mining industry professional with 30 years of experience including working for major operating gold mining companies in leadership roles at various mine operations, in project development and corporate development. Mr. Still currently serves as Chief Executive Officer of GoldMining and Director of Technical Services for Gold Royalty Corp., having held such positions since April 1, 2021, and October 1, 2020, respectively. Mr. Still also served as Executive Vice President and Chief Development Officer of GoldMining from 2020 through 2021, and Director, Corporate Development for Newmont Corporation (formerly Goldcorp Inc.) from 2015 to 2020. Prior to 2015, Mr. Still worked for major gold mining companies, including Placer Dome Inc., Kinross Gold Corporation and Goldcorp Inc. He has worked within Canada and internationally in a variety of leadership roles including as a Chief Geologist and as Project Director leading the acquisition, permitting and construction of the Cerro Negro gold mine in Argentina. Mr. Still graduated with a Bachelor of Science (First Class, Honours) from the University of New Brunswick and a Master of Science (Structural Geology) from Queen’s University. Mr. Still serves on the Technical Advisory Committee of Geoscience BC and is a member of Professional Engineers and Geoscientists British Columbia and Professional Geoscientists Ontario.

Garnet Dawson, Director

Mr. Dawson was appointed as a director on September 12, 2022, and serves as the Chairperson of our Compensation Committee. Mr. Dawson served as our President from 2015 through September 12, 2022. Mr. Dawson has neither served nor been appointed to any other roles for the Company since September 12, 2022. Mr. Dawson has served as a member of the board of directors of Freegold Ventures Limited, a company listed on the Toronto Stock Exchange, since 2011. Mr. Dawson has also served as a member of the board of directors of Spanish Mountain Gold Ltd. since October 2022. He was a member of the board of directors of GoldMining, a public company listed on the NYSE American and Toronto Stock Exchange from 2018 to January 2025 and he was Chief Executive Officer of GoldMining from 2014 to April 2021. Mr. Dawson is a geologist with 40 years of experience in the exploration and mining business working with senior and junior mining companies in the Americas, Europe, Africa and China. He has held executive roles with several Canadian mining companies including Chief Executive Officer of GoldMining, Vice President, Exploration of Brazilian Gold Corporation and Vice President, Exploration of EuroZinc Mining Corporation. Prior to joining EuroZinc, he consulted internationally and held a number of positions with Battle Mountain Canada Inc., British Columbia Geological Survey and Esso Minerals Canada Ltd. Mr. Dawson is a registered Professional Geologist with Engineers & Geoscientists British Columbia and holds a Bachelor of Science degree in Geology from the University of Manitoba and a Master of Science degree in Economic Geology from the University of British Columbia.

Ross Sherlock, Director

Ross Sherlock was appointed as a director on September 12, 2022, and serves as a member of our Audit Committee and our Compensation Committee. Dr. Sherlock was appointed as a director of Gold Candle Ltd., a private exploration company in Abitibi, in December 2020. He also serves as a member of the technical advisory board for Greenheart Gold Inc. Dr. Sherlock is a professional geologist with over 35 years of experience in the mining industry and academic research. Dr. Sherlock has served as a Full Professor and Research Chair in Exploration Targeting at the Harquail School of Earth Sciences, Laurentian University, Sudbury, since 2017. At Laureation, Dr. Sherlock is the Director of the Mineral Exploration Research Center and the Metal Earth project. Prior to this, he has held senior positions with major mining companies including Vice President, Geoscience at Kinross Gold Corp. from 2015 to 2016, Exploration Manager, North America at Gold Fields from 2008 to 2015. Prior to this, he was a Research Geoscientist at the Geological Survey of Canada and Senior Geologist at SRK Consulting Engineers. Dr. Sherlock completed a Post-Doctoral Fellowship at the University of British Columbia’s Mineral Deposits Research Unit, PhD at the University of Waterloo, MSc at Lakehead University, and BSc (Honors) at McMaster University, Canada. He is a member of Professional Engineers and Geoscientists British Columbia and Professional Geoscientists Ontario.

Lisa Wade, Director

Ms. Wade was appointed as a director on September 12, 2022, and serves as a member of our Nominating and Corporate Governance Committee and the Chairperson of our Sustainability Committee. Ms. Wade was appointed as a director of Liberty Gold Corp. on January 25, 2023, a public company listed on Toronto Stock Exchange. Ms. Wade served as a member of the board of directors of Gold Standard Ventures Corp., a public company listed on the NYSE American and Toronto Stock Exchange, prior to its acquisition by Orla Mining Ltd. From June 2021 to August 2022. Ms. Wade is an environmental engineer with over 28 years of experience in the mining industry, specializing in environmental management, reclamation, and corporate sustainability. From 2005 to 2019, she held progressively senior roles at Goldcorp Inc., ultimately serving as Vice President, Environmental, Reclamation, and Closure, where she led global environmental strategies and closure planning initiatives. Ms. Wade has held leadership roles in environmental engineering, community relations, permitting, and executive management with multiple mining companies. She holds a Bachelor of Science and a Master of Science in Environmental Engineering from Montana Tech in Butte, Montana.

Laura Schmidt, Director

Ms. Schmidt was appointed as a director on September 12, 2022, and serves as a member of our Audit Committee, our Sustainability Committee and the Chairperson of our Nominating and Corporate Governance Committee. Ms. Schmidt is a global executive with over 30 years of worldwide experience in the oil/gas/new energy industry in Shell. She currently works in Supply Chain in Shell’s Integrated Gas and Upstream Directorate and has worked for Shell since 1990 in a variety of senior leadership roles across the globe. Ms. Schmidt has held numerous senior positions including V.P. Shell Alaska, V.P. Safety & Environment for Shell’s Integrated Gas & New Energies Directorate, V.P. Audit for Shell’s Upstream and Projects & Technology Directorates, as well as engineering and operations positions. Ms. Schmidt holds a Bachelor of Science (cum laude) in Mechanical Engineering from Virginia Tech, a Master of Science in Environmental Engineering, and a Doctor of Jurisprudence (magna cum laude) from the University of Houston. She is a licensed Professional Engineer, licensed US Patent Attorney, and a licensed attorney in Colorado and Texas. She is a Member of the Chartered Institute of Procurement and Supply. Ms. Schmidt attended Harvard Business School’s (“HBS”) Women on Boards Program and obtained HBS’ Corporate Director Certificate. Ms. Schmidt also attended INSEAD’s International Directors Program and obtained a Certificate in Corporate Governance, as well as Stanford’s Directors College.

Aleksandra Bukacheva, Director

Ms. Bukacheva was appointed as a director on September 12, 2022, and serves as a member of our Compensation Committee and Nominating and Corporate Governance Committee, and the Chairperson of our Audit Committee. Ms. Bukacheva is an investment, capital markets and finance professional with significant experience in the metals and mining industry. Ms. Bukacheva is currently a member of the board of directors of Probe Metals Inc., where she has served since June 7, 2021. Ms. Bukacheva was an independent director of Montage Gold Corp. from September 7, 2021, to June 6, 2024, and she was an independent director at Battle North Gold Corporation from 2018 until May 2021 prior to its acquisition by Evolution Mining Limited. Ms. Bukacheva serves as a Chief Investment Officer at Heward Investment Management (Barbados) Inc. and is a Managing Director of ABUK Consulting Corp., a resource investment and advisory company. Ms. Bukacheva previously held executive roles with various companies focused on mineral resource exploration and development from 2018 till 2020. From 2010 to 2016, Ms. Bukacheva was the Equity Research Analyst focused on precious and base metals at various banks and brokers, including BMO Capital Markets. Ms. Bukacheva received her Master of Science (MSc.) at the London School of Economics and Political Science. She also achieved a Certificate in Mining Studies at the University of British Columbia and holds a Chartered Financial Analyst designation.

Term of Office

Directors serve until the next annual meeting of our stockholders and until their successors are elected and qualified. Officers are appointed to serve at the discretion of our board of directors.

The board of directors held four meetings during the year ended December 31, 2024.   During 2024, each director attended at least seventy-five percent (75%) of the total number of meetings held by the Board and Board committees of which such director was a member. All   directors attended the annual meeting of stockholders held on May 22, 2024.

Audit Committee

Our Audit Committee of the board of directors (the “Audit Committee”) is comprised of Aleksandra Bukacheva, Laura Schmidt and Ross Sherlock, each of whom is independent pursuant to the rules of the Nasdaq Capital Market and under Rule 10A-3 of the Exchange Act. Aleksandra Bukacheva is an “audit committee” financial expert as defined by the rules and regulations of the SEC. Aleksandra Bukacheva serves as the Chairperson of the Audit Committee. The Audit Committee’s duties are specified in our Audit Committee charter, and include, but are not limited to:

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

The Audit Committee held four meetings during the year ended December 31, 2024.

Nominating and Corporate Governance Committee Information

Our nominating and corporate governance committee of the board of directors is comprised of Laura Schmidt, Lisa Wade and Aleksandra Bukacheva, each of whom is independent pursuant to the rules of the Nasdaq Capital Market. Laura Schmidt is the Chairperson of the nominating and corporate governance committee. The nominating and corporate governance committee will assist the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee’s duties are specified in our nominating and corporate governance committee charter, and include, but are not limited to:

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

The Nominating and Corporate Governance Committee held two meetings during the year ended December 31, 2024.

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

We have adopted an Insider Trading Policy, as amended, to promote compliance with applicable insider trading laws, rules and regulations and the Nasdaq Capital Market listing standards. The objective of our Insider Trading Policy is to help prevent any actual or apparent impropriety, either of which could lead to allegations of insider trading and the potential for significant liability on the part of any implicated parties. Our Insider Trading Policy applies to our directors, officers, employees, consultants, contractors and any other party retained by in any capacity with respect to transactions and proposed transactions in our securities and is administered by a Policy Administrator. Our Chief Financial Officer currently acts as the Policy Administrator for our Insider Trading Policy. All employees are required to certify their understanding of our Insider Trading Policy as a condition of employment. The foregoing description of the Insider Trading Policy is not complete and is subject to and qualified in its entirety by reference thereto, a copy of which is filed as Exhibit 19.1 to this Annual Report and the terms of which are incorporated by reference herein.

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

The Compensation Committee held two meetings during the year ended December 31, 2024.

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

The purpose of the 2023 Incentive Plan is to provide an incentive for our employees, directors and certain consultants and advisors to remain in our service, to extend to them the opportunity to acquire an equity interest in us so that they will apply their best efforts for our benefit, and to aid us in attracting able persons to provide services to us. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, performance awards, restricted stock awards and other cash and equity-based awards.

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

Financial Effect of Awards. We will receive no monetary consideration for the granting of awards under the 2023 Incentive Plan, unless otherwise provided when granting restricted stock or RSUs. We will receive no monetary consideration other than the option price for Common Stock issued to participants upon the exercise of their stock options and we will receive no monetary consideration upon the exercise of stock appreciation rights.

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

Restricted Stock and RSUs. The Compensation Committee is authorized to grant restricted stock and RSUs. Restricted stock consists of shares that are transferred or sold by us to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant. RSUs are the right to receive Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Compensation Committee, which include substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Compensation Committee will determine the eligible participants to whom, and the time or times at which, grants of restricted stock or RSUs will be made, the number of shares or units to be granted, the price to be paid, if any, the time or times within which the shares covered by such grants will be subject to forfeiture, the time or times at which the restrictions will terminate, and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with us, the passage of time or other restrictions or conditions. The value of the RSUs may be paid in Common Stock, cash, or a combination of both, as determined by the Compensation Committee.

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

Performance Goals. Awards of restricted stock, RSUs, performance awards and other awards (whether relating to cash or Common Stock) under the 2023 Incentive Plan may be made subject to the attainment of performance goals relating to one or more business criteria, and may consist of one or more or any combination of the following criteria: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of our shares of Common Stock; return on assets, equity or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; or total return to stockholders (“Performance Criteria”). Any Performance Criteria may be used to measure our performance as a whole or any of our business units and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence, (iii) changes in tax or accounting regulations or laws, (iv) the effect of a merger or acquisition, as identified in our quarterly and annual earnings releases, or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with our financial statements, under generally accepted accounting principles, or under a methodology established by the Compensation Committee prior to the issuance of an award which is consistently applied and identified in the audited financial statements, including footnotes, or the Compensation Discussion and Analysis section of our annual report.

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

Legacy Incentive Plan

On September 23, 2022, the Company adopted an equity incentive plan (the “Legacy Incentive Plan”). The Legacy Incentive Plan only provides for the grant of restricted stock awards. The purpose of the Legacy Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The maximum number of shares of common stock that may be issued pursuant to the grant of the restricted stock awards under the Legacy Incentive Plan is 1,000,000 shares of common stock in the Company.

On September 23, 2022, we granted awards of an aggregate amount of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of our and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of December 31, 2024, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

The unvested Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. The conditions are as follows:

(a) with respect to 15% of the Restricted Shares, if we have not re-established the Whistler Project camp and performed a minimum of 10,000 m of drilling prior to the date that is three (3) years after the date of grant of such award;

(b) with respect to 15% of the Restricted Shares, if we have not achieved a $250,000,000 market capitalization, based on the number of shares of our outstanding common stock multiplied by the volume-weighted average price for any applicable five (5) consecutive trading day period on the principal stock exchange on which our common stock is listed prior to the date that is five (5) years after the date of grant of such award; or

(c) with respect to 10% of the Restricted Shares, if we have not achieved a share price of $25.00 prior to the date that is six (6) years after the date of grant of such award.

Upon satisfaction of the conditions referenced in both (b) and (c) above (regardless of whether they occur simultaneously or consecutively), all of the unvested Restricted Shares will be 100% vested and will be deemed Released Stock.

In the event the Company files the disclosure specified in S-K 1300 with the SEC or the disclosure specified in NI 43-101 with the relevant Canadian securities regulator (the “Securities Filing”) that includes, in either disclosure, an aggregate estimate of Mineral Resources for the Whistler Project or any other project owned or operated by the Company of 3,000,000 additional Au or AuEq oz from the amount reported on the disclosure specified in the Company’s Subpart 1300 of the SEC Regulation S-K Report dated September 22, 2022, 190,500 Restricted Shares will be deemed released as of the date of such Securities Filing (or if such amount exceeds the number of Restricted Shares that have not yet become Released Stock at the time, such lesser number of Restricted Shares) reducing, on a proportional basis, the number of unvested Restricted Shares subject to each vesting condition.

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

Share Authorization. Subject to certain adjustments, we had reserved an aggregate of 1,000,000 shares of Common Stock for the issuance of awards under the Legacy Incentive Plan. As of the date hereof, 254,000 Performance-Based Restricted Shares, that are subject to cancellation if certain performance conditions are not met, are still outstanding under the Legacy Incentive Plan.

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

Executive Compensation

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the 2024 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who were no longer serving as an executive officer at the end of the 2024 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”).

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

Summary Compensation Table

The following table sets forth all compensation paid, payable, awarded, granted, given or otherwise provided, directly or indirectly, by the Company to our Named Executive Officers for the fiscal year ended December 31, 2024.

Name and Principal Position	Year(1)		Salary (2) ($)	Bonus ($)	Stock-based Awards (3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total($)
Tim Smith (5) President and Chief Executive Officer	2024		98,728	20,000	20,800	95,372					234,900
	2023	SP	7,756								7,756
	2023		92,531	—	—	—	—	—	—		92,531
Tyler Wong(6) Secretary, Treasurer and Chief Financial Officer	2024		46,020	10,000	8,320	35,329					99,669
	2023	SP	3,723								3,723
	2023		25,909	—		33,443	—	—	40,713	(7)	100,065

(1)	Due to the Company’s change in financial year end, information is presented for the most recently completed financial year ended December 31, 2024, the old financial year ended November 30, 2023, and the transition period from December 1, 2023, to December 31, 2023 (indicated in the table by “2023SP”).

(2)	Salary paid to Mr. Smith, and Mr. Wong are in Canadian dollars. For the purposes hereof, such amounts have been converted from U.S. dollars to Canadian dollars based upon an exchange rate of C$1.3698 per $1.00, being the weighted average exchange rate for the period from January 1, 2024, to December 31, 2024; and an exchange rate of C$1.3431 per $1.00, being the weighted average exchange rate for 2023SP. Mr. Smith’s base salary is C$125,000 per annum and Mr. Wong’s base salary is C$60,000 per annum.

(3)	These amounts represent the aggregate grant date fair value of RSUs. The grant date fair value of each Restricted Stock Unit is $8.32 per share based on the most recent closing price of our common stock as of the grant date of December 20, 2024. RSUs vest 25% on each day that is the three, six, nine and twelvemonth anniversary of the date of grant.

(4)	These amounts represent the aggregate grant date fair value of options, which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the options granted on December 20, 2024: exercise price: $10.00; expected risk free interest rate: 4.32%; expected annual volatility: 55.45%; expected life in years: 3.0; expected annual dividend yield: 0%; and Black-Scholes value: $3.2064.The following assumptions were used to value the options granted on February 27, 2024: exercise price: $10.00; expected risk free interest rate: 4.50%; expected annual volatility: 54.93%; expected life in years:3.0; expected annual dividend yield:0%; and Black-Scholes value: $1.1351. The following assumptions were used to value the options granted on May 4, 2023: exercise price: $10.00; expected risk free interest rate: 3.47%; expected annual volatility: 61.34%; expected life in years:3.0; expected annual dividend yield:0%; and Black-Scholes value: $4.1803.

(5)	Mr. Smith was appointed as President and Chief Executive Officer on September 12, 2022, effective as of the same date.

(6)	Mr. Wong was appointed as Interim Chief Financial Officer, Secretary and Treasurer on April 11, 2023, effective as of the same date and was appointed as Chief Financial Officer on December 20, 2024.

(7)	These amounts represent the aggregate amount paid to Mr. Wong for (i) his services to the Company for the period from December 1, 2022, to April 1, 2023, and (ii) one time signing bonus in connection with his appointment as Interim Chief Financial Officer, Secretary and Treasurer.

Outstanding Stock-based Awards and Option-based Awards

The following table states the name of each Named Executive Officers and option-based and stock-based awards outstanding as of the financial year ended December 31, 2024.

		Option-based Awards				Stock-based Awards
Name and Principal Position	Award Type	Number of Securities Underlying Unexercised Options Exercisable (#)(3)	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised in-the-money Options ($)	Number of Shares or Units of Shares That Have Not Vested (#)	Market or Payout Value of Stock-based Awards That Have Not Vested ($)(4)	Market or Payout Value of Vested Stock-based Awards Not Paid Out or Distributed ($)
Tim Smith President and Chief Executive Officer	Stock Option(1)	18,000	10.00	February 27, 2029
	Stock Option(2)	4,250	10.00	December 20, 2029
	Performance-Based Restricted Shares(5)					20,000	172,200
	RSUs(6)					2,500	21,525
Tyler Wong Secretary, Treasurer and Chief Financial Officer	Stock Option(7)	8,000	10.00	May 4, 2028
	Stock Option(8)	8,500	10.00	February 27, 2029
	Stock Option(9)	1,250	10.00	December 20, 2029
	RSUs(6)					1,000	8,610

(1)	Options expiring on February 27, 2029, were granted on February 27, 2024, and 25% vest immediately and on each day that is the six, twelve and eighteen month anniversary of the date of grant. As of December 31, 2024, options to purchase up to an aggregate of 18,000 shares of Common Stock held by Mr. Smith have vested.

(2)	Options expiring on December 20, 2029, were granted on December 20, 2024, and 25% vest immediately and on each day that is the six, twelve and eighteen month anniversary of the date of grant. As of December 31, 2024, options to purchase up to an aggregate of 4,250 shares of Common Stock held by Mr. Smith have vested.

(3)	Each option entitles the holder to one share of Common Stock upon exercise.

(4)	The value shown is based on the closing price of $8.61 per share of our Common Stock on December 31, 2024, as reported on the Nasdaq Capital Market.

(5)	The stock-based awards consist of Performance-Based Restricted Shares. Each Performance-Based Restricted Share entitles the holder to receive one share of Common Stock upon certain conditions being met. In September 2022, we issued 50,000 Performance-Based Restricted Shares to Mr. Smith. 30,000 of these Performance-Based Restricted Shares have vested and are no longer subject to such restrictions as a result of the satisfaction of a condition. 20,000 Performance-Based Restricted Shares are subject to certain conditions. See “- Legacy Incentive Plan” for more information.

(6)	RSUs were granted on December 20, 2024, and 25% vest on each day that is the three, six, nine and twelve month anniversary of the date of grant.

(7)	Options expiring on May 4, 2028, were granted on May 4, 2023, and 25% vest immediately and on each day that is the six, twelve and eighteen month anniversary of the date of grant. As of December 31, 2024, options to purchase up to an aggregate of 8,000 shares of Common Stock held by Mr. Wong have vested.

(8)	Options expiring on February 27, 2029, were granted on February 27, 2024, and 25% vest immediately and on each day that is the six, twelve and eighteen month anniversary of the date of grant. As of December 31, 2024, options to purchase up to an aggregate of 8,500 shares of Common Stock held by Mr. Wong have vested.

(9)	Options expiring on December 20, 2029, were granted on December 20, 2024, and 25% vest immediately and on each day that is the six, twelve and eighteen month anniversary of the date of grant. As of December 31, 2024, options to purchase up to an aggregate of 1,250 shares of Common Stock held by Mr. Wong have vested.

Incentive Plan Awards - Value Vested or Earned During the Year

The table below discloses the aggregate dollar value that would have been realized by a named executive officer if Options under Option-based awards had been exercised on the vesting date, as well as the aggregate dollar value realized upon vesting of stock-based awards by a named executive officer.

	Option Awards		Stock-based Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares or units of Shares That Have Vested (#) (1)		Value Realized on Vesting ($)(1)
Tim Smith President and Chief Executive Officer			7,500	(2)	42,675	(2)
Tyler Wong Secretary, Treasurer and Chief Financial Officer			-		-

(1)	Consists of Performance-Based Restricted Shares, where the underlying conditions were satisfied in the year ended December 31, 2024. See “- Legacy Incentive Plan” for more information.

(2)	Consists of 7,500 Performance-Based Restricted Shares which vested on September 23, 2024, at a market price of $5.69 per share based on the closing price of our shares of Common Stock on the Nasdaq Capital Market on such date.

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

The following table sets forth information relating to compensation paid to the directors during the fiscal year ended December 31, 2024.

Name	Fees Earned Or Paid In Cash ($)	Stock-Based Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Alastair Still	—	24,960	64,128	—	—	—	89,088
Garnet Dawson	10,000	8,320	32,064	—	—	—	50,384
Ross Sherlock	10,000	8,320	32,064	—	—	—	50,384
Lisa Wade	10,000	8,320	32,064	—	—	—	50,384
Laura Schmidt	10,000	8,320	32,064	—	—	—	50,384
Aleksandra Bukacheva	10,000	8,320	32,064	—	—	—	50,384

(1)	These amounts represent the aggregate grant date fair value of RSUs. The grant date fair value of each Restricted Stock Unit is $8.32 per share based on the most recent closing price of our common stock as of the grant date of December 20, 2024. RSUs vest 25% on each day that is the three, six, nine and twelve month anniversary of the date of grant.

(2)	For the year ended December 31, 2024, these amounts represent the aggregate grant date fair value of options, which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the options granted on December 20, 2024: exercise price: $10.00; expected risk free interest rate: 4.32%; expected annual volatility: 55.45%; expected life in years: 3.0; expected annual dividend yield: 0%; and Black-Scholes value: $3.2064. The options vest as to 25% immediately and on each day which is six, twelve and eighteen months from the date of grant. On December 20, 2024, options to purchase up to 20,000 shares of Common Stock were granted to Mr. Still, options to purchase up to 10,000 shares of Common Stock were granted to Mr. Garnet, options to purchase up to 10,000 shares of Common Stock were granted to Mr. Sherlock, options to purchase up to 10,000 shares of Common Stock to Ms. Wade, options to purchase up to 10,000 shares of Common Stock were granted to Ms. Schmidt and options to purchase up to 10,000 shares of Common Stock were granted to Ms. Bukacheva.

Executive Services Agreements

Smith Employment Arrangement

On August 4, 2022, GoldMining entered into an Amended and Restated Employment Agreement with Mr. Smith, effective April 7, 2022, regarding his employment with GoldMining as Vice President, Exploration, and his appointment as our Chief Executive Officer (the “A&R Smith Agreement”). Pursuant to arrangements between us and GoldMining, we paid Mr. Smith C$125,000 per annum, being one half of his base salary under the A&R Smith Agreement. The A&R Smith Agreement had an initial term of twelve months and continued and remained in effect until terminated pursuant to the provisions therein.

The A&R Smith Agreement provided that Mr. Smith would be eligible to participate, from time to time, in long-term compensation and incentive plans and other benefit plans, as may be adopted and implemented from time to time on a basis commensurate with his position and responsibilities.

In September 2022, Mr. Smith received 50,000 Performance-Based Restricted Shares under the Legacy Incentive Plan. As of the date hereof, 60% of these Performance-Based Restricted Shares, or 30,000 shares, have vested per the terms of the Performance-Based Restricted Shares and no longer subject to such restrictions as a result of the satisfaction of a condition resulting from completion of the IPO. The remainder of such Performance-Based Restricted Shares are subject to surrender and cancelation if certain performance conditions are not met. In connections with the receipt of the 50,000 Performance-Based Restricted Shares on September 23, 2022, Mr. Smith waived his entitlement to an option to purchase up to 10,000 shares of Common Stock included in his employment agreement.

On February 20, 2025, US GoldMining Canada Inc. (“USGOLD Canada”), our wholly-owned Canadian subsidiary, entered into a new employment agreement with Tim Smith (the “Smith Employment Agreement”), under which we agreed to employ Mr. Smith as our Chief Executive Officer as of and from February 20, 2025, and continuing until terminated in accordance with the Smith Employment Agreement. The agreement replaces and supersedes the A&R Smith Agreement. Pursuant to the Smith Employment Agreement, Mr. Smith is entitled to a base salary at a rate of C$145,000 per annum effective January 1, 2025 (the “Base Salary”).

Pursuant to the Smith Employment Agreement, Mr. Smith is also entitled to, subject to meeting established and agreed to goals and objectives, to be mutually agreed upon in advance by the parties, an annual incentive package (the “Annual Bonus”) as determined by our board of directors in its sole discretion and subject to applicable payroll deductions and tax withholdings. The Annual Bonus will be based on a “target” of 100% of the Base Salary as more fully determined by the board of directors in its sole discretion. The Annual Bonus will contain a combination of cash, stock options and RSUs, as may be determined and approved at the sole discretion of the board of directors. Any grants of stock options or RSUs will be subject to the terms and conditions of our 2023 Incentive Plan and our applicable award agreements. The Smith Employment Agreement also provides that Mr. Smith is entitled to participate in our benefit plans, if any, in accordance with the terms of such plans in effect from time to time and as determined by the board of directors and/or the Compensation Committee and reimbursement of certain business-related expenses.

The Smith Employment Agreement may be terminated by Mr. Smith with at least 30 days’ prior written notice to USGOLD Canada, or by USGOLD Canada with at least 60 days’ prior written notice to Mr. Smith. If terminated by USGOLD Canada, such termination is subject to applicable notice periods under the laws of the Province of British Columbia, Canada, including the common law applicable therein. The Smith Employment Agreement may be terminated by USGOLD Canada for cause, as such term is interpreted at common law, at any time, without notice or payment in lieu thereof.

Wong Employment Arrangement

On July 25, 2023, USGOLD Canada entered into an employment agreement with Mr. Wong, effective May 1, 2023, regarding his appointment as our Interim Chief Financial Officer (the “Original Wong Agreement”). Pursuant to the Original Wong Agreement, we paid Mr. Wong a base salary of C$60,000 per annum. Additionally, pursuant to the Original Wong Agreement, we paid Mr. Wong C$40,000 for his services for the period from December 1, 2022, to April 1, 2023, and a one-time signing bonus of C$15,000 in connection with his appointment as Interim Chief Financial Officer, Secretary and Treasurer on April 11, 2023.

The Original Wong Agreement provided that Mr. Wong would be eligible to participate, from time to time, in short-term incentive compensation programs and other benefit plans, as may be adopted and implemented from time to time on a basis commensurate with his position and responsibilities.

On February 20, 2025, USGOLD Canada entered into a new employment agreement with Mr. Wong (the “Wong Employment Agreement”), under which we agreed to employ Mr. Wong as its Chief Financial Officer as of and from April 11, 2023, and continuing until terminated in accordance with the Wong Employment Agreement. The Wong Employment Agreement replaces and supersedes the Original Wong Agreement.

Pursuant to the Wong Employment Agreement, Mr. Wong is entitled to a base salary at a rate of C$72,500 per annum effective January 1, 2025. The Wong Employment Agreement also provides that Mr. Wong is entitled to participate in our benefit plans, if any, in accordance with the terms of such plans in effect from time to time and as determined by our board of directors and/or the Compensation Committee and reimbursement of certain business-related expenses.

The Wong Employment Agreement may be terminated by Mr. Wong with at least 30 days’ prior written notice to USGOLD Canada, or by USGOLD Canada with at least 60 days’ prior written notice to Mr. Wong. If terminated by USGOLD Canada, such termination is subject to applicable notice periods under the laws of the Province of British Columbia, Canada, including the common law applicable therein. The Wong Employment Agreement may be terminated by USGOLD Canada for cause, as such term is interpreted at common law, at any time, without notice or payment in lieu thereof.

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

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during the year ended December 31, 2024, was a current or former officer or employee or engaged in certain transactions with us required to be disclosed by regulations of the SEC. Additionally, during the year ended December 31, 2024, there were no Compensation Committee “interlocks”, which generally means that none of our executive officers served: (i) as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 27, 2025, by:

●	each person who is known by us to beneficially own more than 5% of our Common Stock;
●	each of our Named Executive Officers and directors; and
●	all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 12,462,174 Common Stock outstanding as of March 27, 2025.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of Common Stock that are exercisable or convertible within 60 days following March 27, 2025, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Named Executive Officers:

Alastair Still 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	120,950 (2)	*

Garnet Dawson 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	22,750 (3)	*

Ross Sherlock 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	12,750 (4)	*

Lisa Wade 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	12,750 (4)	*

Laura Schmidt 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	13,133 (5)	*

Aleksandra Bukacheva 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	14,750 (6)	*

Tim Smith 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	88,875 (7)	*

Tyler Wong 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	22,250 (8)	*

All directors and executive officers as a group (8 persons)	308,208 (9)	2.47%

Major Stockholders:

GoldMining 1188 West Georgia Street, Suite 1830 Vancouver BC, Canada, V6E 4A2	10,000,751(10)	80.2%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of Common Stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, Common Stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares of Common Stock outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding Common Stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding as of the date hereof. As of March 27, 2025, there were 12,462,174 shares of Common Stock issued and outstanding.

(2)	This figure represents (i) 68,350 shares of Common Stock; (ii) Warrants to purchase 7,600 shares of Common Stock; (iii) 40,000 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met; and (iv) stock options to purchase up to an aggregate of 5,000 shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 12,250 shares of Common Stock; (ii) 8,000 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met; and (iii) stock options to purchase up to an aggregate of 2,500 shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents (i) 250 shares of Common Stock; and (ii) stock options to purchase up to an aggregate of 12,500 shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(5)	This figure represents (i) 633 shares of Common Stock; and (ii) stock options to purchase up to an aggregate of 12,500 shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents (i) 1,250 shares of Common Stock; (ii) Warrants to purchase 1,000 shares of Common Stock; and (iii) stock options to purchase up to an aggregate of 12,500 shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(7)	This figure represents (i) 34,125 shares of Common Stock; (ii) Warrants to purchase 3,500 shares of Common Stock; (iii) 20,000 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met; and (iv) 31,250 options to purchase shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(8)	This figure represents (i) 250 shares of Common Stock; and (ii) stock options to purchase up to an aggregate of 22,000 shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(9)	This figure represents (i) 117,358 shares of Common Stock; (ii) Warrants to purchase 12,100 shares of Common Stock (iii) 68,000 Performance-Based Restricted Shares that are subject to cancellation if certain performance conditions are not met, and (iv) stock options to purchase up to an aggregate of 110,750 shares of Common Stock which have vested or will vest within 60 days of the date hereof.

(10)	This information is based on Form 4s filed with the SEC on April 21, 2023, and May 23, 2023, as amended on February 20, 2024.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended December 31, 2024, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as described in this Annual Report, in each of the fiscal year ended December 31, 2024, we were not involved in any transactions, and are not involved in any currently proposed transaction, in which we are or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of the end of our last fiscal year.

In addition to the compensation arrangements discussed under “Item 11. Executive Compensation”, the following is a description of the material terms of: (i) those transactions since the beginning of our last fiscal year to which we are party and in which any of our directors, executive officers or stockholders that beneficially own or control (directly or indirectly) more than 10% of any class of series of our outstanding voting securities, or any associate or affiliate of the forgoing persons, has, had or will have a direct or indirect material interest; and (ii) any other material contracts, other than contracts entered into in the ordinary course of business, to which we were a party.

During the year ended December 31, 2024, we shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the year ended December 31, 2024, the allocated costs from GoldMining to the Company were $23,877. Out of the allocated costs, $13,675 were noncash stock-based compensation costs. The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

During the year ended December 31, 2024, stock-based compensation costs included $5,861 in amounts incurred for a co-chairman and director of GoldMining for performance based restricted shares granted in September 2022.

During the year ended December 31, 2024, we incurred $142,140 in general and administrative costs, paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to us. See “Item 7. Management’s Discussion and Analysis of Financial Condition – Transactions with Related Parties”.

Related party transactions are based on the amounts agreed to by the parties. During the year ended December 31, 2024, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

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

Our board of directors has determined that Ross Sherlock, Lisa Wade, Aleksandra Bukacheva and Laura Schmidt are “independent directors” as defined under the applicable rules and regulations of the SEC, the listing requirements and rules of the Nasdaq Capital Market and applicable Canadian requirements, representing four of our six directors. Under the applicable rules of the Nasdaq Capital Market and NI 58-101, Alastair Still and Garnet Dawson are not considered independent by virtue of their prior executive positions with or current executive positions with the Company or GoldMining.

Item 14. Principal Accountant Fees and Services

Deloitte LLP has served as our independent registered public accountants since January 26, 2023, and audited the Company’s financial statements for the fiscal years ended December 31, 2024, and November 30, 2023, and the Transition Period for the month ended December 31, 2023.

Aggregate fees for professional services rendered to us by our auditors for our last two fiscal years and Transition Period are set forth below:

	Year Ended December 31, 2024 (In CAD)	Month Ended December 31, 2023 (In CAD)	Year Ended November 30, 2023 (In CAD)
Audit Fees	$227,500	$50,000	$172,000
Audit Related Fees	95,000	-	80,000
Tax Fees	-	-	-
Total	$322,500	$50,000	$252,000

Audit Fees. Audit fees consist of aggregate fees for professional services in connection with the audit of our annual financial statements and Transition Period, and quarterly reviews of our interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. Audit-related fees for the fiscal year ended December 31, 2024, consist of services in connection with our S-3 filing. Audit-Related fees incurred for services rendered by Deloitte LLP for the fiscal years ended December 31, 2024, and November 30, 2023, were C$95,000 and C$80,000, respectively.

Tax Fees. Tax fees consist of aggregate fees for professional services for tax compliance, tax advice and tax planning, primarily, fees related to tax preparation services.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by our independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by our independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, Deloitte LLP, for the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1208)

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity (Deficit)

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

[None]

(3)	Exhibits

Exhibit	Description of Exhibit

3.1	Articles of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
3.2	Amendment No. 1 to Articles of Incorporation. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
3.3	Bylaws. Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.1	Specimen common stock certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.2	Form of Warrant. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.3	Warrant Agency Agreement between the Company and Continental Stock Transfer & Trust Company dated March 9, 2023. Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
4.4*	Description of Securities.
10.1#	Employment Agreement of Tim Smith dated February 20, 2025, by and between US GoldMining Canada Inc. and Tim Smith. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025, and incorporated by reference herein.
10.2#	Legacy Incentive Plan. Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.3#	2023 Incentive Plan. Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.4#	Form of Indemnification Agreement for Directors and Officers. Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.5#	Form of Legacy Incentive Plan Restricted Stock Award Agreement. Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.7	At the Market Offering Agreement dated May 15, 2024 by and between Company and H.C. Wainwright & Co., LLC as representative of the several agents party thereto. Filed as Exhibit 1.2 to the Company’s registration statement on Form S-3, as amended (File No. 333-279435), originally filed with the SEC on May 15, 2024, and incorporated by reference herein.
10.8#	Employment Agreement dated February 20, 2025, by and between US GoldMining Canada Inc. and Tyler Wong. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025, and incorporated by reference herein.
10.9#	Form of 2023 Incentive Plan Incentive Stock Option Award Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
10.10#	Form of Amendment to Restricted Stock Award Agreement pursuant to the Legacy Incentive Plan. Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
10.11#	Form of 2023 Incentive Plan Restricted Stock Unit Award Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024, and incorporated by reference herein.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
19.1	Insider Trading Policy. Filed as Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
21.1	List of Significant Subsidiaries. Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
23.1*	Consent of Tim Smith.
23.2*	Consent of Sue Bird.
23.3*	Consent of Deloitte LLP.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
96.1	S-K 1300 Technical Report Summary, Initial Assessment for the Whistler Project. Filed as Exhibit 96.1 to the Company’s Current Report on Form 8-K, originally filed with the SEC on October 7, 2024, and incorporated by reference herein.
97.1	Clawback Policy. Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLDMINING INC.

Date: March 27, 2025	By:	/s/ Tim Smith
	Name:	Tim Smith
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Smith	Chief Executive Officer and President	March 27, 2025
Tim Smith	(Principal Executive Officer)

/s/ Tyler Wong	Chief Financial Officer, Secretary and Treasurer	March 27, 2025
Tyler Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alastair Still	Chairman of the Board	March 27, 2025
Alastair Still

/s/ Garnet Dawson	Director	March 27, 2025
Garnet Dawson

/s/ Ross Sherlock	Director	March 27, 2025
Ross Sherlock

/s/ Lisa Wade	Director	March 27, 2025
Lisa Wade

/s/ Laura Schmidt	Director	March 27, 2025
Laura Schmidt

/s/ Aleksandra Bukacheva	Director	March 27, 2025
Aleksandra Bukacheva

U.S. GoldMining Inc.

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the year ended December 31, 2024, one-month period ended December 31, 2023, and year ended November 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of U.S. GoldMining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. GoldMining Inc. and subsidiaries (the “Company”) as of December 31, 2024, December 31, 2023 and November 30, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, one-month period ended December 31, 2023, and year ended November 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 , December 31, 2023 and November 30, 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, one-month period ended December 31, 2023, and year ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

March 27, 2025

We have served as the Company’s auditors since 2023.

U.S. GOLDMINING INC.

CONSOLIDATED BALANCE SHEET

(Expressed in U.S. Dollars)

	Notes	December 31, 2024	December 31, 2023	November 30, 2023

Current assets
Cash and cash equivalents	4	$3,880,747	$11,203,893	$11,401,338
Restricted cash	4	86,261	87,756	86,870
Other receivables		7,419	152,716	115,113
Inventories		34,858	27,249	27,249
Prepaid expenses	5	108,943	297,207	375,933
Total current assets		4,118,228	11,768,821	12,006,503

Exploration and evaluation assets	10	31,392	31,392	31,392
Operating lease right-of-use assets, net		111,444	133,956	135,728
Property and equipment, net	6	888,087	841,844	850,130
Total assets		$5,149,151	$12,776,013	$13,023,753

Current liabilities
Accounts payable		$185,251	$118,610	$197,978
Accrued liabilities		28,983	149,812	112,048
Current portion of lease liabilities	7	25,144	21,057	17,268
Other payables	8	180,863	185,899	185,781
Total current liabilities		420,241	475,378	513,075

Lease liabilities	7	84,250	118,819	118,087
Asset retirement obligations	9	199,525	181,320	179,880
Total liabilities		704,016	775,517	811,042

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at December 31, 2024, December 31, 2023 and November 30, 2023; 12,456,815, 12,398,709 and 12,398,709 shares issued and outstanding as at December 31, 2024, December 31, 2023 and November 30, 2023	12	12,457	12,399	12,399
Additional paid-in capital		27,630,696	26,699,034	26,678,252
Accumulated deficit		(23,198,018)	(14,710,937)	(14,477,940)
Total stockholders’ equity		4,445,135	12,000,496	12,212,711
Total liabilities and stockholders’ equity		$5,149,151	$12,776,013	$13,023,753

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

		Year Ended December 31	Month Ended December 31	Year Ended November 30
	Notes	2024	2023	2023
Operating expenses
Exploration expenses	10	$5,802,549	$67,629	$5,054,500
General and administrative expenses	11	2,946,723	204,484	4,670,248
Accretion	9	18,205	1,440	21,051
Depreciation	6	125,593	8,286	30,959
Total operating expenses		8,893,070	281,839	9,776,758
Loss from operations		(8,893,070)	(281,839)	(9,776,758)

Other income (expenses)
Interest income		401,591	50,597	426,919
Foreign exchange income (loss)		9,365	(1,755)	(1,801)
Net loss for the year/period before tax		$(8,482,114)	$(232,997)	$(9,351,640)
Current income tax expense		(4,967)	-	(4,937)
Net loss for the year/period		$(8,487,081)	$(232,997)	$(9,356,577)

Loss per share
Basic and diluted	13	$(0.68)	$(0.02)	$(0.82)

Weighted average shares outstanding
Basic and diluted		12,407,646	12,398,709	11,480,346

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended December 31	Month Ended December 31	Year Ended November 30
	2024	2023	2023
Net cash provided by (used in):

Operating activities
Net loss for the year/period	$(8,487,081)	$(232,997)	$(9,356,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	18,205	1,440	21,051
Depreciation	125,593	8,286	30,959
Stock-based compensation	331,896	19,509	423,831
Non-cash lease expenses	25,876	6,411	12,351
Changes in operating assets and liabilities
Inventories	(7,609)	-	(27,249)
Prepaid expenses	188,264	78,726	(307,963)
Other receivables	145,297	(37,603)	(47,113)
Accounts payable	66,641	(79,368)	(268,149)
Accrued liabilities	(120,829)	37,764	85,126
Other payables	(5,036)	-	4,918
Lease liabilities	(33,846)	-	-
Net cash used in operating activities	(7,752,629)	(197,832)	(9,428,815)

Investing activities
Construction of camp structures	-	-	(866,140)
Purchase of equipment	(171,836)	-	(113,383)
Net cash used in investing activities	(171,836)	-	(979,523)

Financing activities
Proceeds from initial public offering, net of underwriters’ fees and issuance costs	-	-	19,056,223
Proceeds from common shares issued for warrant exercise	3,900	-	3,363,204
Proceeds from At-The-Market offering, net of issuance costs	585,722	-	-
Capital contributions from GoldMining	10,202	1,273	46,459
Withholding taxes on return of capital	-	-	53,935
Advance from GoldMining	-	-	1,003,142
Repayment of advance from GoldMining	-	-	(1,680,925)
Net cash provided by financing activities	599,824	1,273	21,842,038

Net change in cash, cash equivalents and restricted cash	(7,324,641)	(196,559)	11,433,700
Cash, cash equivalents and restricted cash, beginning of year/period	11,291,649	11,488,208	54,508
Cash, cash equivalents and restricted cash, end of year/period	$3,967,008	$11,291,649	$11,488,208

Supplemental disclosure of non-cash financing activities:
Common share issuance costs included in prepaid expenses and deferred costs	$-	$-	$26,416
Allocation of stock-based compensation expenses from GoldMining	$13,675	$5,615	$54,348
ARO change in estimates included in camp structures	$-	$-	$(98,434)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in U.S. Dollars)

	Common Stock			Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Note	Shares	Amount	Capital	Deficit	(Deficit)
Balance at November 30, 2022		10,135,001	$10,135	$3,827,957	$(5,121,363)	$(1,283,271)
Common stock
Issued under initial public offering	12.1	2,000,000	2,000	18,206,955	-	18,208,955
Underwriter fees and issuance costs	12.1	-	-	(883,311)	-	(883,311)
Issued upon exercise of warrants	12.4	258,708	259	3,362,945	-	3,363,204
Warrants
Issued in connection with initial public offering	12.1	-	-	1,791,045	-	1,791,045
Underwriter fees and issuance costs	12.1	-	-	(86,883)	-	(86,883)
Withholding taxes on return of capital		-	-	(10,741)	-	(10,741)
Capital contributions from GoldMining	17	-	-	46,459	-	46,459
Stock-based compensation
Common stock issued for consulting services	12.2	5,000	5	65,695	-	65,700
Allocated from GoldMining	17	-	-	54,348	-	54,348
Amortization of stock-based compensation	12.3, 12.5	-	-	303,783	-	303,783
Net loss for the year		-	-	-	(9,356,577)	(9,356,577)
Balance at November 30, 2023		12,398,709	12,399	26,678,252	(14,477,940)	12,212,711
Capital contributions from GoldMining	17	-	-	1,273	-	1,273
Stock-based compensation
Allocated from GoldMining	17	-	-	5,615	-	5,615
Amortization of stock-based compensation	12.3, 12.5	-	-	13,894	-	13,894
Net loss for the period		-	-	-	(232,997)	(232,997)
Balance at December 31, 2023		12,398,709	12,399	26,699,034	(14,710,937)	12,000,496
Common stock
Issued under At-The-Market offering	12.1	55,576	55	603,180	-	603,235
Issuance costs for At-The-Market offering	12.1	-	-	(17,513)	-	(17,513)
Issued upon exercise of stock options		2,230	2	(2)	-	-
Issued upon exercise of warrants		300	1	3,899	-	3,900
Capital contributions from GoldMining	17	-	-	10,202	-	10,202
Stock-based compensation
Allocated from GoldMining	17	-	-	13,675	-	13,675
Amortization of stock-based compensation	12.3, 12.5, 12.6	-	-	318,221	-	318,221
Net loss for the year		-	-	-	(8,487,081)	(8,487,081)
Balance at December 31, 2024		12,456,815	$12,457	$27,630,696	$(23,198,018)	$4,445,135

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.”. The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 79.3% of the outstanding shares of the Company at that time. As of December 31, 2024, GoldMining owned 79.3% of the Company.

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

Through November 30, 2023, the Company reported on a twelve month fiscal year that ended on November 30. On February 9, 2024, the board of directors of the Company approved a change of the Company’s fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2024, and ended on December 31, 2024 (the “Fiscal 2024”). As a result of this change, the Company has also presented financial statements as of and for the month ended December 31, 2023 (“Transition Period”).

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Management’s Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the years presented. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions. Significant estimates made by management include, but are not limited to, asset retirement obligations and stock-based compensation.

Net Income (Loss) Per Share

Basic net income (loss) per share includes no potential dilution and is computed by dividing the net income (loss) attributable to Common stockholder by the weighted average number of shares of common stock outstanding for each year.

The basic and diluted net income (loss) per share are the same as the Company is in a net loss position.

Segment Information

In November 2023 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, the amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses”. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The adoption of ASU 2023-07 in the current year did not have a material effect on the Company’s financial statements.

Management has determined that the Company operates and reports in one segment, which focuses on the exploration and development of mineral properties. Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”) who is identified as our Chief Executive Officer. The majority of our non-current assets are located in Alaska, USA and with the remaining located in Vancouver, Canada. The CODM manages operations on a consolidated basis and regularly reviews operating expenses as the primary measure for assessing the Company’s performance and allocating resources. Performance and capital allocation decisions are made at the Company level and based on based on our single operating segment for which the key measure is U.S. GAAP operating expenses and aligned with the consolidated statement of operations and comprehensive loss.

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Property and equipment is recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Camp Structures	10 years
Exploration equipment	5 years
Vehicles and Hauling equipment	5 years
Computer hardware	3 years

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

During the year ended December 31, 2024, management believed that no revision to the remaining useful lives of property and equipment or impairment of our long-lived assets was required.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

Stock-based Compensation

Restricted Shares and Restricted Stock Units

The fair values of restricted shares and restricted stock units (“RSUs”) are measured at the grant date and recognized over the period during which the restricted shares and RSUs vest. When restricted shares are conditional upon the achievement of a performance condition, the Company estimates the length of the expected vesting period at the grant date, based on the most likely outcome of the performance condition. The fair value of the restricted shares is determined based on the fair value of the shares of common stock on the grant date, adjusted for minority stockholder discount, liquidity discount and other applicable factors that are generally recognized by market participants.

The fair values of restricted shares and RSUs are recognized as an expense over the vesting period based on the best available estimate of the number of restricted shares and RSUs expected to vest; that estimate will be revised if subsequent information indicates that the number of restricted shares and RSUs expected to vest differs from previous estimates.

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

The carrying value of the Company’s cash, cash equivalents and restricted cash, other receivables, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these balances.

Recently Issued Accounting Pronouncements

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 3: Change in Fiscal Year End Comparative Reporting

The Company changed its fiscal year end as discussed in Note 2, Summary of Significant Accounting Policies. The following condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows and consolidated statements of stockholders’ equity (deficit) present the resulting one month transition period ended December 31, 2023, and the comparative results for the one month ended December 31, 2022.

The condensed consolidated statements of operations and comprehensive loss for the one month period ended December 31, 2023, and 2022 are as follows:

	One Month Ended December 31
	2023	2022(unaudited)
Operating expenses
Exploration expenses	$67,629	$48,292
General and administrative expenses	204,484	130,860
Accretion	1,440	1,684
Depreciation	8,286	-
Total operating expenses	281,839	180,836
Loss from operations	(281,839)	(180,836)

Other income (expenses)
Interest income	50,597	-
Foreign exchange (loss) gain	(1,755)	3,642
Net loss for the period	$(232,997)	$(177,194)

Loss per share
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	12,398,709	10,135,001

The condensed consolidated statements of cash flows for the one month period ended December 31, 2023, and 2022 are as follows:

	One Month Ended December 31
	2023	2022(unaudited)
Net cash used in operating activities	(197,832)	(437,916)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,273	538,379

Net change in cash, cash equivalents and restricted cash	(196,559)	100,463
Cash, cash equivalents and restricted cash, beginning of period	11,488,208	54,508
Cash, cash equivalents and restricted cash, end of period	$11,291,649	$154,971

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

The condensed consolidated statements of stockholders’ equity (deficit) for the one month period ended December 31, 2023, and 2022 (unaudited) are as follows:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at November 30, 2023	12,398,709	$12,399	$26,678,252	$(14,477,940)	$12,212,711
Capital contributions from GoldMining	-	-	1,273	-	1,273
Stock-based compensation - allocated from GoldMining	-	-	5,615	-	5,615
Amortization of stock-based compensation	-	-	13,894	-	13,894
Net loss for the period	-	-	-	(232,997)	(232,997)
Balance at December 31, 2023	12,398,709	$12,399	$26,699,034	$(14,710,937)	$12,000,496

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, at November 30, 2022	10,135,001	$10,135	$3,827,957	$(5,121,363)	$(1,283,271)
Capital contributions from GoldMining	-	-	6,042	-	6,042
Stock-based compensation - allocated from GoldMining	-	-	9,882	-	9,882
Amortization of stock-based compensation	-	-	620	-	620
Net loss for the period	-	-	-	(177,194)	(177,194)
Balance at December 31, 2022 (unaudited)	10,135,001	$10,135	$3,844,501	$(5,298,557)	$(1,443,921)

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 4: Cash and Cash Equivalents and Restricted Cash

	December 31, 2024	December 31, 2023	November 30, 2023
Cash and cash equivalents consist of:
Cash at bank	$580,747	$703,893	$901,338
Term deposits	3,300,000	10,500,000	10,500,000
Total	$3,880,747	$11,203,893	$11,401,338

	December 31, 2024	December 31, 2023	November 30, 2023
Cash and cash equivalents	$3,880,747	$11,203,893	$11,401,338
Restricted cash	86,261	87,756	86,870
Total cash, cash equivalents and restricted cash	$3,967,008	$11,291,649	$11,488,208

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 5: Prepaid Expenses

Prepaid expenses consist of the following:

	December 31, 2024	December 31, 2023	November 30, 2023
Prepaid insurance	$93,552	$148,360	$186,014
Prepaid corporate development expenses	8,972	136,774	172,566
Other prepaid expenses	6,419	12,073	17,353
Total	$108,943	$297,207	$375,933

Note 6: Property and Equipment

Property and equipment consist of the following:

	December 31, 2024			December 31, 2023			November 30, 2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(110,347)	$657,359	$767,706	$(33,576)	$734,130	$767,706	$(27,179)	$740,527
Exploration equipment	108,137	(19,659)	88,478	52,846	(2,642)	50,204	52,846	(1,762)	51,084
Vehicles and hauling equipment	174,508	(34,120)	140,388	60,537	(3,027)	57,510	60,537	(2,018)	58,519
Computer hardware	2,574	(712)	1,862	-	-	-	-	-	-
	$1,052,925	$(164,838)	$888,087	$881,089	$(39,245)	$841,844	$881,089	$(30,959)	$850,130

During the year ended November 30, 2023, the Company incurred $866,140 in costs related to the renovation of existing camp structures and construction of additional facilities for the Whistler Project. In July 2023, the camp structures were available for their intended use.

Note 7: Leases

In May 2023 US GoldMining Canada Inc. entered into a sublease agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 5.33 years. In September 2023 the headlease under which the Company leased its office space was terminated by the landlord as it pertained to its sub-lessor. As a result, the sublease for the office space was terminated. In November 2023 US GoldMining Canada Inc. entered into a new lease directly with the landlord with a term of 4.88 years. As of December 31, 2024, the remaining lease term was 3.75 years and the incremental borrowing rate was 11.34%.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2025	35,412
Fiscal 2026	36,165
Fiscal 2027	36,165
Fiscal 2028	24,110
Total lease payments	131,852
Less: imputed interest	(22,458)
Present value of lease liabilities	$109,394

Current portion of lease liabilities	$25,144
Non-current portion of lease liabilities	$84,250

During the year ended December 31, 2024, one month ended December 31, 2023, and year ended November 30, 2023, total lease expenses include the following components:

	Year Ended December 31	Month Ended December 31	Year Ended November 30
	2024	2023	2023
Operating Leases	$35,975	$3,057	$10,735
Short-term Leases	5,400	350	21,919
Total Lease Expenses	$41,375	$3,407	$32,654

Note 8: Other Payables

As of December 31, 2024, other payables included withholding taxes payable of $180,863 ($180,863 as of December 31, 2023, and November 30, 2023), and income tax payable of $nil ($5,036 as of December 31, 2023, and $4,918 as of November 30, 2023).

Note 9: Asset Retirement Obligations

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	December 31, 2024	December 31, 2023	November 30, 2023
Undiscounted amount of estimated cash flows	$385,600	$385,600	$385,600
Life expectancy (years)	9	10	10
Inflation rate	2.00%	2.00%	2.00%
Discount rate	9.32% to 11.40%	9.32% to 11.40%	9.32% to 11.40%

The following table summarizes the movements of the Company’s ARO:

	December 31, 2024	December 31, 2023	November 30, 2023
Balance, beginning of year/period	$181,320	$179,880	$225,871
Accretion	18,205	1,440	21,051
Change in estimate	-	-	(67,042)
Balance, end of year/period	$199,525	$181,320	$179,880

During the year ended November 30, 2023, the ARO for the Whistler Project was revised due to changes in the estimated timing of reclamation activities and updated assumptions regarding reclamation costs. The estimated future costs for the rehabilitation activities were updated for camp structures due to additional facilities constructed during the year and for the exploration and evaluation assets due to surface disturbance resulting from past exploration programs. The life expectancy of the ARO was extended to 10 years. The Company recorded a change in estimate to the ARO of $67,042, resulting in the corresponding camp structures being decreased by $98,434 (Note 6), and the exploration and evaluation assets being increased by $31,392 (Note 10), respectively.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 10: Exploration and Evaluation Assets

Exploration and evaluation assets for our Whistler Project consist of the following:

	December 31, 2024	December 31, 2023	November 30, 2023
Balance, beginning of year/period	$31,392	$31,392	$-
Change in ARO estimate	-	-	31,392
Balance, end of year/period	$31,392	$31,392	$31,392

The following table presents costs incurred for exploration activities for year ended December 31, 2024, one month ended December 31, 2023, and year ended November 30, 2023.

	Year Ended December 31	Month Ended December 31	Year Ended November 30
	2024	2023	2023
Drilling	$2,339,526	$38,907	$1,694,952
Consulting fees	1,287,697	22,112	1,499,000
Camp and field support expenses	1,269,067	583	945,751
Transportation, travel and other exploration expenses	906,259	6,027	914,797
Total	$5,802,549	$67,629	$5,054,500

Note 11: General and Administrative Expenses

The following table presents general and administrative expenses for year ended December 31, 2024, one month ended December 31, 2023, and year ended November 30, 2023:

	Year Ended December 31	Month Ended December 31	Year Ended November 30
	2024	2023	2023
Office, consulting, investor relations, insurance and travel(1)	$1,400,666	$90,369	$2,101,872
Professional fees	689,400	55,495	1,665,183
Management fees, salaries and benefits(2)	382,935	30,784	300,767
Stock-based compensation(2)	331,896	19,509	423,831
Filing, listing, dues and subscriptions	141,826	8,327	178,595
Total	$2,946,723	$204,484	$4,670,248

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 17).

(2)	During the year ended December 31, 2024, one month ended December 31, 2023, and year ended November 30, 2023, stock-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 17).

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 12: Capital Stock

12.1 Equity Financing

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
19,029,806

ATM Program

On May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including the Company’s common stock, preferred stock, warrants and/ or units. Additionally, the Company entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the year ended December 31, 2024, the Company sold 55,576 shares of common stock under the ATM Program for gross proceeds of $603,235, with aggregate commissions paid to the agents and other share issuance and settlement costs of $17,513.

12.2 Common and Preferred Shares

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of December 31, 2024, there were 12,456,815 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.3 Restricted Shares

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

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of the Company’s and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of December 31, 2024, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

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

In the event the Company files the disclosure specified in Subpart 1300 of the SEC Regulation S-K Report with the SEC or the disclosure specified in Canadian National Instrument 43-101, Standards for Disclosure for Mineral Products, to the relevant Canadian securities regulator (the “Securities Filing”) that includes, in either disclosure, an aggregate estimate of mineral resources for the Whistler Project or any other project owned or operated by the Company of 3,000,000 additional gold or gold equivalent ounces from the amount reported on the disclosure specified in the Company’s Subpart 1300 of the SEC Regulation S-K Report dated September 22, 2022, 190,500 Restricted Shares will be deemed released as of the date of such Securities Filing (or if such amount exceeds the number of Restricted Shares that have not yet become Released Stock at the time, such lesser number of Restricted Shares) reducing, on a proportional basis, the number of unvested Restricted Shares subject to each vesting condition.

During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $9,394 ($1,760 and $48,756 for the one month ended December 31, 2023, and the year ended November 30, 2023, respectively) related to the Restricted Shares.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.4 Share Purchase Warrants

There were common stock purchase warrants to purchase 1,740,992 shares of common stock outstanding as of December 31, 2024, with an exercise price of $13.00 per share and with a weighted average remaining contractual life of 1.31 years.

12.5 Stock Options

On February 6, 2023, the Company adopted a long term incentive plan (“2023 Incentive Plan”). The purpose of the 2023 Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, performance awards, restricted stock awards and other cash and equity-based awards. The aggregate number shares of common stock issuable under the 2023 Incentive Plan in respect of awards shall not exceed 10% of the common stock issued and outstanding.

The stock options are exercisable for a period of five years from the date of grant and will vest as follows: (a) 25% on the grant date; and (b) 25% on each of the dates that are six, twelve and eighteen months thereafter. The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Year Ended December 31	Month Ended December 31	Year Ended November 30
	2024	2023	2023
Risk Free Interest Rate	4.38%	-	3.47%
Expected Volatility(1)	55.23%	-	61.34%
Expected Life in Years	3.00	-	3.00
Expected Dividend Yield	0.00%	-	0.00%
Estimated forfeiture rate	0.00%	-	0.00%

(1)	As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options.

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price
Balance at November 30, 2022	-	$-
Granted	82,500	10.00
Balance at November 30, 2023 and December 31, 2023	82,500	10.00
Granted	246,550	10.00
Exercised	(10,000)	10.00
Forfeited	(3,000)	10.00
Balance at December 31, 2024	316,050	$10.00

As of December 31, 2024, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $344,222 to be recognized over the next 1.10 years.

During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $300,909 ($12,134 and $255,027 for the one month ended December 31, 2023, and the year ended November 30, 2023, respectively) related to stock options.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.6 RSUs

The following outlines the movements of the Company’s RSUs:

The Company’s RSUs vest in four equal annual instalments during the recipient’s continual service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

In December 2024, the Company granted 15,050 RSUs to certain officers, directors, and employees at a weighted average fair value of $8.32. Stock-based compensation expense of $7,918 was recognized for the year ended December 31, 2024, related to the RSUs ($nil for the month ended December 31, 2023, and the year ended November 30, 2023).

Note 13: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Year Ended December 31	Month Ended December 31	Year Ended November 30
	2024	2023	2023
Numerator
Net loss for the year/period	$(8,487,081)	$(232,997)	$(9,356,577)

Denominator
Weighted average number of shares, basic and diluted	12,407,646	12,398,709	11,480,346

Net loss per share, basic and diluted	$(0.68)	$(0.02)	$(0.82)

The basic and diluted net loss per share is the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 316,050 shares of common stock outstanding as of December 31, 2024; stock options to purchase 82,500 shares of common stock as of December 31, 2023, and November 30, 2023), RSUs (15,050 RSUs outstanding as of December 31, 2024, and nil as of December 31, 2023, and November 30, 2023) and warrants (warrants to purchase 1,740,992 shares of common stock outstanding as of December 31, 2024; warrants to purchase 1,741,292 shares of common stock outstanding as of December 31, 2023, and November 30, 2023), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Note 14: Financial Instruments

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily associated with its bank balances. The Company mitigates credit risk associated with its bank balances by holding cash with large, reputable financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as of December 31, 2024, of $3,697,987. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and other payables are expected to be realized or settled within a one-year period.

The Company has not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, the IPO and the ATM program. The Company’s ability to meet its obligations and finance exploration activities depends on its ability to generate cash flow through the issuance of shares of common stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for the Company’s common stock, restricting access to some institutional investors. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

The Company believes that the existing cash on hand will enable us to meet its working capital requirements for the next twelve months commencing from the date that the consolidated financial statements are issued.

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $1,200 on net loss for the year ended December 31, 2024.

Note 15: Commitments and Contingencies

Payments Required to Maintain the Whistler Project

The Company is required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $230,605 in 2025 and thereafter, to keep the Whistler Project in good standing. Additionally, the Company has an annual labor requirement of $135,200 for 2025 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead. The Company has excess labor carry forwards of $61,674 expiring in 2026, $1,736,956 expiring in 2027, and $4,572,319 expiring in 2028, of which up to $135,200 can be applied each year to the Company’s annual labor requirements.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

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

In August 2015 the Company acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc. (“Geoinformatics”). Pursuant to such agreement, the Company acquired rights and assumed obligations under two related underlying agreements. The first underlying agreement is a Royalty Purchase Agreement between Kiska, Geoinformatics. and MF2 LLC. (“MF2”), dated December 16, 2014. This agreement grants MF2 a 2.75 percent NSR royalty over the Whistler Project area. The MF2 royalty was subsequently assigned to Osisko Mining (USA) Inc.. The second underlying agreement is an earlier agreement between Cominco American Incorporated and Mr. Kent Turner (whose rights and obligations thereunder were assumed by the Company) dated October 1, 1999. This agreement concerns a 2.0 percent net profit interest to Teck Resources, recently purchased by Sandstorm Gold, in connection with an area of interest specified by standard township sub-division.

Note 16: Income Tax

A reconciliation of the provision for income taxes computed at the combined federal and state statutory rate to the provision for income taxes as shown in the statements of operations for the years ended December 31, 2024, one month ended December 31, 2023, and year ended November 30, 2023, is as follows:

	December 31, 2024	December 31, 2023	November 30, 2023
Federal income tax provision rate	21.00%	21.00%	21.00%
State income tax provision rate, net of federal tax	7.43%	7.43%	7.43%
	28.43%	28.43%	28.43%

	Year ended	Month ended	Year ended
	December 31	December 31	November 30
	2024	2023	2023
Net loss for the year/period before tax	$(8,482,114)	$(232,997)	$(9,351,640)
Statutory federal income rate	21.00%	21.00%	21.00%
Recovery of income taxes at statutory rates	$(1,781,244)	$(48,929)	$(1,963,844)
State tax	(632,349)	(17,312)	(696,186)
Permanent differences	157,249	72,496	448,615
Adjustments to valuation allowance related to prior years	-	-	58,886
Change in valuation allowance	2,261,311	(6,255)	2,157,466
Tax expense for the year/period	$4,967	$-	$4,937

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Deductible temporary differences and unused tax losses for which no deferred tax assets have been recognized are attributable to the following:

	December 31, 2024	December 31, 2023	November 30, 2023
Non-capital loss carry-forward	$3,367,952	$2,478,107	$2,453,215
Resource properties	1,825,381	455,887	446,198
Equipment	27,955	25,981	59,110
Others	-	-	7,707
Deferred income tax assets	5,221,288	2,959,975	2,966,230
Valuation allowance	(5,221,288)	(2,959,975)	(2,966,230)
Deferred income tax assets	$-	$-	$-

Deferred tax assets have not been recognized in the financial statements, as management does not consider it more likely than not that those assets will be realized in the near future. The Company has non-capital federal losses which may be carried forward to reduce taxable income in future years. As of December 31, 2024, the Company has non-capital losses of $11,846,471 in the United States of which $897,219 will expire between 2034 and 2037 and $10,949,252 may be carried forward indefinitely. Our U.S. federal net operating loss carryforwards expire as follows:

November 30, 2034	$46,930
November 30, 2035	289,455
November 30, 2036	283,286
November 30, 2037	277,548
Indefinite	10,949,252
$11,846,471

Note 17: Related Party Transactions

During the periods presented, the Company shared personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining were allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the year ended December 31, 2024, the allocated costs from GoldMining to the Company were $23,877 ($6,888 and $100,807 for the one month ended December 31, 2023, and the year ended November 30, 2023, respectively). Out of the allocated costs, $13,675 for the year ended December 31, 2024, were noncash stock-based compensation costs ($5,615 and $54,348 for the one month ended December 31, 2023, and the year ended November 30, 2023, respectively). The allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

For the year ended December 31, 2024, the amounts advanced to the Company or paid on its behalf by GoldMining were $nil ($nil and $1,003,142 for the one month ended December 31, 2023, and year ended November 30, 2023, respectively). In May 2023 the Company repaid GoldMining $1,680,925, for amounts previously advanced to the Company. The amount paid represented the full amount of the outstanding loan from GoldMining at the time.

During the year ended December 31, 2024, the Company incurred $142,140, and during the one month ended December 31, 2023 and the year ended November 30, 2023, $33,125 and $233,978, respectively, in general and administrative costs, paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the year ended December 31, 2024, stock-based compensation costs included $5,861 ($1,127 and $31,127 during the one month ended December 31, 2023, and the year ended November 30, 2023, respectively), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 12.3).

Related party transactions are based on the amounts agreed to by the parties. During the year ended December 31, 2024, one month ended December 31, 2023, and the year ended November 30, 2023, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

