Form 10-Q
period 2025-03-31
U.S. GoldMining Inc.
filed 2025-05-14
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,508,883 shares of common stock outstanding as of May 14, 2025.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	March 31, 2025	December 31, 2024

Current assets
Cash and cash equivalents	3	$2,959,417	$3,880,747
Restricted cash	3	86,254	86,261
Other receivables		21,959	7,419
Inventories		34,858	34,858
Prepaid expenses	4	103,920	108,943
Total current assets		3,206,408	4,118,228

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		105,362	111,444
Property and equipment, net	5	852,653	888,087
Total assets		$4,195,815	$5,149,151

Current liabilities
Accounts payable		$243,071	$185,251
Accrued liabilities		138,206	28,983
Current portion of lease liabilities	6	26,069	25,144
Other payables		180,863	180,863
Total current liabilities		588,209	420,241

Lease liabilities	6	77,292	84,250
Asset retirement obligations		204,360	199,525
Total liabilities		869,861	704,016

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at March 31, 2025 and December 31, 2024; 12,462,174, 12,456,815 shares issued and outstanding as at March 31, 2025 and December 31, 2024	9	12,462	12,457
Additional paid-in capital		27,803,106	27,630,696
Accumulated deficit		(24,489,614)	(23,198,018)
Total stockholders’ equity		3,325,954	4,445,135
Total liabilities and stockholders’ equity		$4,195,815	$5,149,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended March 31
	Notes	2025	2024
Operating expenses
Exploration expenses	7	$223,227	$414,497
General and administrative expenses	8	1,055,808	662,901
Accretion		4,835	4,388
Depreciation	5	35,434	24,969
Total operating expenses		1,319,304	1,106,755
Loss from operations		(1,319,304)	(1,106,755)

Other income (expenses)
Interest income		31,903	144,349
Foreign exchange loss		(891)	(43)
Net loss for the period before tax		$(1,288,292)	$(962,449)
Current income tax expense		(3,304)	-
Net loss for the period		$(1,291,596)	$(962,449)

Loss per share
Basic and diluted	10	$(0.10)	$(0.08)

Weighted average shares outstanding
Basic and diluted		12,458,002	12,398,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended March 31
	2025	2024
Net cash provided by (used in):

Operating activities
Net loss for the period	$(1,291,596)	$(962,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	4,835	4,388
Depreciation	35,434	24,969
Stock-based compensation	172,415	85,266
Non-cash lease expenses	8,860	5,887
Changes in operating assets and liabilities
Prepaid expenses	5,023	119,832
Other receivables	(14,540)	31,000
Accounts payable	57,820	189,426
Accrued liabilities	109,223	40,702
Lease liabilities	(8,811)	(6,250)
Net cash used in operating activities	(921,337)	(467,229)

Investing activities
Purchase of equipment	-	(1,900)
Net cash used in investing activities	-	(1,900)

Financing activities
Capital contributions from GoldMining	-	3,700
Net cash provided by financing activities	-	3,700

Net change in cash, cash equivalents and restricted cash	(921,337)	(465,429)
Cash, cash equivalents and restricted cash, beginning of period	3,967,008	11,291,649
Cash, cash equivalents and restricted cash, end of period	$3,045,671	$10,826,220

Supplemental disclosure of non-cash financing activities:
Allocation of stock-based compensation expenses from GoldMining	$-	$7,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024		12,456,815	$12,457	$27,630,696	$(23,198,018)	$4,445,135
Common stock
Issued upon exercise of stock options	9.5	1,596	2	(2)	-	-
Issued upon vesting of restricted stock units	9.6	3,763	3	(3)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	172,415	-	172,415
Net loss for the period		-	-	-	(1,291,596)	(1,291,596)
Balance at March 31, 2025		12,462,174	$12,462	$27,803,106	$(24,489,614)	$3,325,954

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023		12,398,709	$12,399	$26,699,034	$(14,710,937)	$12,000,496
Capital contributions from GoldMining	13	-	-	3,700	-	3,700
Stock-based compensation
Allocated from GoldMining	13	-	-	7,266	-	7,266
Amortization of stock-based compensation	9.3, 9.5	-	-	78,000	-	78,000
Net loss for the period		-	-	-	(962,449)	(962,449)
Balance at March 31, 2024		$12,398,709	$12,399	$26,788,000	$(15,673,386)	$11,127,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.”. The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. GoldMining owns a controlling interest in the Company of 9,878,261 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 79.3% of the outstanding shares of the Company as of March 31, 2025.

The Company’s common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results and cash flows for the periods presented.

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

Recently Issued Accounting Pronouncements

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2024 the FASB issued ASU-2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization, and expenses related to oil and gas activities. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

Note 3: Cash and Cash Equivalents and Restricted Cash

	March 31, 2025	December 31, 2024
Cash and cash equivalents consist of:
Cash at bank	$209,417	$580,747
Term deposits	2,750,000	3,300,000
Total	$2,959,417	$3,880,747

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,959,417	$3,880,747
Restricted cash	86,254	86,261
Total cash, cash equivalents and restricted cash	$3,045,671	$3,967,008

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2025	December 31, 2024
Prepaid dues and subscriptions	$52,500	$603
Prepaid insurance	31,092	93,552
Prepaid corporate development expenses	14,513	8,972
Other prepaid expenses	5,815	5,816
Total	$103,920	$108,943

Note 5: Property and Equipment

Property and equipment consist of the following:

	March 31, 2025			December 31, 2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(129,539)	$638,167	$767,706	$(110,347)	$657,359
Vehicles and hauling equipment	174,508	(44,741)	129,767	174,508	(34,120)	140,388
Exploration equipment	108,137	(25,066)	83,071	108,137	(19,659)	88,478
Computer hardware	2,574	(926)	1,648	2,574	(712)	1,862
	$1,052,925	$(200,272)	$852,653	$1,052,925	$(164,838)	$888,087

Note 6: Leases

In November 2023 US GoldMining Canada Inc. entered into an agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 4.88 years. As of March 31, 2025, the remaining lease term was 3.5 years and the incremental borrowing rate was 11.34%.

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2025	26,616
Fiscal 2026	36,158
Fiscal 2027	36,158
Fiscal 2028	24,105
Total lease payments	123,037
Less: imputed interest	(19,676)
Present value of lease liabilities	$103,361

Current portion of lease liabilities	$26,069
Non-current portion of lease liabilities	$77,292

During the three months ended March 31, 2025, and 2024, total lease expenses include the following components:

	Three Months Ended March 31,
	2025	2024
Operating Leases	$8,584	$9,135
Short-term Leases	1,050	1,050
Total Lease Expenses	$9,634	$10,185

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 7: Exploration Expenses

The following table presents costs incurred for exploration activities for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Consulting fees	$121,492	$155,834
Camp and field support expenses	43,067	153,440
Drilling and associated costs	24,146	82,190
Transportation, travel and other exploration expenses	34,522	23,033
Total	$223,227	$414,497

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Office, consulting, investor relations, insurance and travel(1)	$569,418	$303,219
Professional fees	175,792	152,807
Stock-based compensation(2)	172,415	85,266
Management fees, salaries and benefits(2)	93,360	88,123
Filing, listing, dues and subscriptions	44,823	33,486
Total	$1,055,808	$662,901

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 13).

(2)	During the three months ended March 31, 2024, stock-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 13).

Note 9: Capital Stock

9.1 Equity Financing

ATM Program

On May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including the Company’s common stock, preferred stock, warrants and/ or units. Additionally, the Company entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the three months ended March 31, 2025, no shares of common stock were sold under the ATM Program.

9.2 Common and Preferred Stocks

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of March 31, 2025, there were 12,462,174 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

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

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of its and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of March 31, 2025, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

The unvested Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to the Company without the requirement of any further consideration. The conditions are as follows:

(a)	with respect to 15% of the Restricted Shares, if the Company has not re-established the Whistler Project camp and performed of a minimum of 10,000 meters of drilling prior to the date that is three years after the date of grant of such award;

(b)	with respect to 15% of the Restricted Shares, if the Company has not achieved a $250,000,000 market capitalization, based on the number of shares of its outstanding common stock multiplied by the volume-weighted average price for any applicable five (5) consecutive trading day period on the principal stock exchange on which its common stock is listed prior to the date that is five years after the date of grant of such award; or

(c)

with respect to 10% of the Restricted Shares, if the Company has not achieved a share price of $25.00 prior to the date that is six years after the date of grant of such award.

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

During the three months ended March 31, 2025, and 2024, the Company recognized share-based compensation expense of $1,954 and $4,705, respectively, related to the Restricted Shares.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

9.4 Share Purchase Warrants

There were common stock purchase warrants to purchase 1,740,992 shares of common stock outstanding as of March 31, 2025, with an exercise price of $13.00 per share and with a weighted average remaining contractual life of 1.07 years.

9.5 Stock Options

On February 6, 2023, the Company adopted a long term incentive plan (“2023 Incentive Plan”). The purpose of the 2023 Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (the “RSUs”), performance awards, restricted stock awards and other cash and equity-based awards. The aggregate number shares of common stock issuable under the 2023 Incentive Plan in respect of awards shall not exceed 10% of the common stock issued and outstanding.

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

	Three Months Ended March 31,
	2025	2024
Risk Free Interest Rate	-	4.50%
Expected Volatility(1)	-	54.93%
Expected Life in Years	-	3.00
Expected Dividend Yield	-	0.00%
Estimated forfeiture rate	-	0.00%

(1)	As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options.

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2024	316,050	$10.00
Exercised	(10,000)	10.00
Forfeited	(2,500)	10.00
Balance at March 31, 2025	303,550	$10.00

As of March 31, 2025, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $231,882 to be recognized over the next 0.91 years.

During the three months ended March 31, 2025, and 2024, the Company recognized stock-based compensation expense of $109,502 and $73,295, respectively, related to stock options.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

9.6 Restricted Stock Units

The Company’s RSUs vest in four equal annual instalments during the recipient’s continual service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

The following table summarizes the Company’s RSUs activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at December 31, 2024	15,050	$8.32
Vested	(3,763)	8.32
Balance at March 31, 2025	11,287	$8.32

During the three months ended March 31, 2025, and 2024, stock-based compensation expense of $60,959 and $nil, respectively, were recognized related to the RSUs.

Note 10: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended March 31
	2025	2024
Numerator
Net loss for the period	$(1,291,596)	$(962,449)

Denominator
Weighted average number of shares, basic and diluted	12,458,002	12,398,709

Net loss per share, basic and diluted	$(0.10)	$(0.08)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 303,550 and 181,500 shares of common stock outstanding as of March 31, 2025, and 2024, respectively), RSUs (11,287 and nil RSUs outstanding as of March 31, 2025, and 2024, respectively) and warrants (warrants to purchase 1,740,992 and 1,741,292 shares of common stock outstanding as of March 31, 2025, and 2024, respectively), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company’s credit risk is primarily associated with its bank balances. The Company mitigates credit risk associated with its bank balances by holding cash and cash equivalents with large, reputable financial institutions.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as of March 31, 2025, of $2,618,199. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and other payables are expected to be realized or settled within a one-year period.

The Company has not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, its initial public offering and the ATM program. The Company’s ability to meet its obligations and finance exploration activities depends on its ability to generate cash flow through the issuance of shares of common stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for the Company’s common stock, restricting access to some institutional investors. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

The Company believes that the existing cash on hand will enable us to meet its working capital requirements for the next twelve months commencing from the date that the consolidated financial statements are issued.

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $4,800 on net loss for the quarter ended March 31, 2025.

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

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 13: Related Party Transactions

The Company shares personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three months ended March 31, 2025, and 2024, the allocated costs from GoldMining to the Company were $nil and $10,966, respectively. Out of the allocated costs, $nil and $7,266 for the three months ended March 31, 2025, and 2024, respectively, were noncash stock-based compensation costs. During the year ended December 31, 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

During the three months ended March 31, 2025, and 2024, the Company incurred $1,257 and $100,820, respectively, in general and administrative costs, paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three months ended March 31, 2025, and 2024, stock-based compensation costs included $1,236 and $2,991, respectively, in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended March 31 2025, and 2024, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Note 14: Subsequent Event

Subsequent to March 31, 2025, the Company sold 46,709 shares of Common Stock under the ATM Program for gross proceeds of $489,303, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $13,886.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. GoldMining Inc.

Management’s Discussion and Analysis

For the three months ended March 31, 2025

General

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

This management’s discussion and analysis of our financial condition and results of operations for the quarterly period ended March 31, 2025 (the “MD&A”), is intended to assist you in better understanding and evaluating the financial condition and results of operations of the Company. You should read this MD&A in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Quarterly Report”), as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), including the related notes contained therein.

Cautionary Note Regarding Forward-Looking Statements

This MD&A includes forward-looking statements and forward-looking information within the meaning of Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-looking statements”. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

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

These factors should not be construed as exhaustive and should be read with other cautionary statements in this document. Although we have attempted to identify important risk factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other risk factors not presently known to us or that we presently believe are not material that could also cause actual results or future events to differ materially from those expressed in such forward-looking statements. There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking statements, which speaks only as of the date made. The forward-looking statements contained in this document represent our expectations as of the date of this MD&A (or as the date they are otherwise stated to be made) and are subject to change after such date. However, we disclaim any intention or obligation or undertaking to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required under applicable securities laws.

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 105 miles (170 kilometres) northwest of Anchorage, in Alaska.

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.”. We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing 79.0% of the outstanding shares of our Common Stock, and warrants (the “Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until April 24, 2026.

Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2, our registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169 and our head operating office is located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.usgoldmining.us.

Our Common Stock and Warrants are listed on the Nasdaq Capital Market under the symbol “USGO” and “USGOW”, respectively.

Recent Developments

On February 3, 2025, we announced additional diamond core drill results from the diamond core drilling program for the 2024 field season at the Whistler Project (the “2024 Whistler Program”), including multiple broad intercepts of high-grade mineralization expanding the western high-grade zone within the Whistler Deposit, and additional deep drilling in the northern portion of the deposit.

On February 10, 2025, we announced new assay results from WH24-05 which was drilled adjacent to the Raintree West deposit as part of the 2024 Whistler Program, including confirmatory diamond core drilling completed at the Whistler Project.

On April 15, 2025, we announced our plan to commence an initial economic assessment for the Whistler Project. The study is intended to constitute an initial assessment (“PEA”) under subpart 1300 of Regulation S-K as issued by the U.S. Securities and Exchange Commission and a preliminary economic assessment under Canadian National Instrument 43-101.

On April 24, 2025, we announced the commencement of metallurgical testwork at the Whistler Project. The principal aim of the metallurgical testwork is to develop a preliminary process flowsheet optimized for metal recovery that will be used in the proposed PEA. The metallurgical testwork will comprise preparation of variability composites and a master composite, feed characterization, detailed mineralogy, comminution testing, sulphide flotation testing and gravity gold and cyanide leaching on concentrate tailings.

At-The-Market Equity Program

On May 15, 2024, we entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the three months ended March 31, 2025, no shares of common stock were sold under the ATM Program.

Subsequent to March 31, 2025, we sold 46,709 shares of Common Stock under the ATM Program for gross proceeds of $489,303, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $13,886.

Results of Operations

Three months ended March 31, 2025, compared to three months ended March 31, 2024

	Three Months Ended March 31
	2025	2024	Change
Selected operating results
Net loss for the period	$(1,291,596)	$(962,449)	$(329,147)
Loss from operations	(1,319,304)	(1,106,755)	(212,549)
Exploration expenses	223,227	414,497	(191,270)
General and administrative expenses	1,055,808	662,901	392,907
Depreciation	$35,434	$24,969	$10,465

For the three months ended March 31, 2025, we recorded a net loss of $1,291,596 (or $0.10 per share), compared to $962,449 (or $0.08 per share) for the same period of 2024. The increase in net loss was primarily due to the increase of general and administrative expenses, partially offset by the decrease of exploration expenses.

For the three months ended March 31, 2025, we had exploration expenses of $223,227, compared to $414,497 for the same period of 2024. During the three months ended March 31, 2025, exploration expenses primarily consisted of:

(i)	consulting fees of $121,492, compared to $155,834 for the same period of 2024. Such expenses were primarily for consulting fees paid to third parties for the planning and management of our exploration activities at the Whistler Project, including database management, geological interpretation and modelling. In addition, consulting fees to third parties to conduct regulator, community and other stakeholder engagements;

(ii)	camp and field support expenses of $43,067, compared to $153,440 for the same period of 2024. The expenses during the three months ended March 31, 2025, were primarily for camp maintenance costs. Comparatively, the expenses during the three months ended March 31, 2024, were primarily for camp costs, including equipment running cost, camp labor and logistics for caretaking over the winter;

(iii)	drilling and associated costs of $24,146, compared to $82,190 for the same period of 2024. Such expenses during the three months ended March 31, 2025, were primarily for costs related to drill sample analytical work, sample storage, and freight charges to transport samples for umpire assaying, metallurgical testwork and long term storage; and

(iv)	transportation, travel and other exploration expenses of $34,522, compared to $23,033 for the same period of 2024. Such expenses were primarily for equipment rental and aircraft charter costs to transport crews and supplies to the Whistler Project, and travel costs related to the stakeholder engagement program.

For the three months ended March 31, 2025, general and administrative expenditures were $1,055,808, compared to $662,901 for the same period of 2024. During the three months ended March 31, 2025, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $444,159, compared to $162,440 for the same period of 2024. The increase was primarily attributable to higher digital marketing expenditures during this period;

(ii)	professional fees of $175,792, compared to $152,807 for the same period of 2024;

(iii)	stock-based compensation expenses of $172,415, which consisted of $1,954 related to the award of restricted shares, $170,461 related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, compared to $85,266 for the same period of 2024;

(iv)	office administrative and insurance expenses of $111,766, compared to $131,502 for the same period of 2024;

(v)	management fees, salaries and benefits of $93,360, compared to $88,123 for the same period of 2024;

(vi)	filing, listing, dues and subscriptions expenses of $44,823, compared to $33,486 for the same period of 2024; and

(vii)	travel, website design and hosting expenses of $13,493, compared to $9,277 for the same period of 2024.

For the three months ended March 31, 2025, depreciation expenses were $35,434, compared to $24,969 in the same period of 2024. The increase was primarily due to depreciation of new equipment acquired in the prior year.

For the three months ended March 31, 2025, our loss from operations was $1,319,304, compared to $1,106,755 for the same period of 2024. The increase was primarily for the increase of general and administrative expenses, partially offset by the decrease of exploration expenses.

Liquidity and Capital Resources

	As at March 31, 2025	As at December 31, 2024
Cash and cash equivalents	$2,959,417	$3,880,747
Working capital(1)	2,618,199	3,697,987
Total assets	4,195,815	5,149,151
Total current liabilities	588,209	420,241
Accounts payable	243,071	185,251
Accrued liabilities	138,206	28,983
Total non-current liabilities	281,652	283,775
Stockholders’ equity	$3,325,954	$4,445,135

(1)	Working capital is the difference between the total current assets and total current liabilities.

As of March 31, 2025, we had cash and cash equivalents of $2,959,417, compared to $3,880,747 as of December 31, 2024, and restricted cash of $86,254, compared to $86,261 as of December 31, 2024. The decrease in cash was primarily due to general and administrative expenses and exploration expenditures. We had other receivables of $21,959, compared to $7,419 as of December 31, 2024. The increase in other receivables was mainly for interest receivables from term deposits. We had prepaid expenses of $103,920 as of March 31, 2025, compared to $108,943 as of December 31, 2024. The decrease in prepaid expenses was primarily due to the decrease of prepaid insurance expenses, partially offset by the increase of prepaid dues and subscriptions expenses.

As of March 31, 2025, we had current liabilities of $588,209, compared to $420,241 as of December 31, 2024. Current liabilities as of March 31, 2025, consisted of: (i) accounts payable of $243,071, compared to $185,251 as of December 31, 2024; (ii) accrued liabilities of $138,206, compared to $28,983 as of December 31, 2024; (iii) current portion of lease liabilities of $26,069, compared to $25,144 as of December 31, 2024; (iv) other payables of $180,863, which remained the same as of December 31, 2024.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, our initial public offering (the “IPO”) and our ATM Program. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

As of March 31, 2025, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025, was $921,337, compared to $467,229 during the same period of 2024. The increase in cash used was due primarily to an increase in operating expenses during this quarter. During the three months ended March 31, 2025, net cash used primarily consisted of:

(i)	A decrease in prepaid expenses provided cash of $5,023 in the three months ended March 31, 2025, compared to $119,832 in the same period of 2024.

(ii)	A decrease in other receivables used cash of $14,540 in the three months ended March 31, 2025, compared to other receivables providing cash of $31,000 in the same period of 2024.
(iii)	A decrease in accounts payable provided cash of $57,820 in the three months ended March 31, 2025, compared to $189,426 in the same period of 2024.
(iv)	An increase in accrued liabilities provided cash of $109,223 in the three months ended March 31, 2025, compared to $40,702 in the same period of 2024.

Significant operating expenditures during the three months ended March 31, 2025, and 2024, included general and administrative expenses and exploration expenditures.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025, was $nil, compared to $1,900 during the same period of 2024, which related to the purchase of equipment.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $nil, compared to $3,700 during the same period of 2024. The net cash provided by financing activities during the three months ended March 31, 2024, related to the allocated personnel costs from GoldMining.

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

Future Commitments

We have obligations pursuant to underlying agreements on the Whistler Project, as follows:

1.	2.75% net smelter return (“NSR”) over all 377 claims and extending outside the current claims over an Area of Interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics Alaska Exploration Inc. (as assumed by us on August 5, 2015) in favour of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5,000,000. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an Area of Interest specified by standard township sub-division overlying the Whistler Deposit and Raintree West deposit to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between us (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in-interest to Cominco American Incorporated).

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between us and Gold Royalty U.S. Corp.

Transactions with Related Parties

We share personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three months ended March 31, 2025, and 2024, the allocated costs from GoldMining to us were $nil and $10,966, respectively. Out of the allocated costs, $nil and $7,266 for the three months ended March 31, 2025, and 2024, respectively, were noncash stock-based compensation costs. During the year ended December 31, 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

During the three months ended March 31, 2025, and 2024, we incurred $1,257 and $100,820, respectively, in general and administrative expenses related to website design, video production, website hosting services and marketing services paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

During the three months ended March 31, 2025, and 2024, stock-based compensation costs included $1,236 and $2,991, respectively, in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022.

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended March 31, 2025, and 2024, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date hereof, we have 12,508,883 shares of Common Stock outstanding. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 294,550 shares of Common Stock at an exercise price of $10 per share, 10,687 outstanding RSUs, and outstanding Warrants to purchase 1,740,992 shares of Common Stock at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

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

Stock Options

We grant stock options to certain of our directors, officers, employees and consultants. We use the Black-Scholes option-pricing model to determine the grant date fair value of stock options. The fair value of stock options granted to employees is recognized as an expense over the vesting period with a corresponding increase in equity. An individual is classified as an employee when the individual is an employee for legal or tax purposes, provides services that could be provided by a direct employee, or has authority and responsibility for planning, directing and controlling our activities, including nonexecutive directors. The fair value is measured at grant date and recognized over the period during which the options vest. Forfeitures are accounted for as they occur. The Black-Scholes option-pricing model uses as inputs the fair value of our shares of Common Stock and assumptions we make for the volatility of our shares of Common Stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We have historically been a private company and continue to lack sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected share volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.

Recently Issued Accounting Pronouncements

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2024 the FASB issued ASU-2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization, and expenses related to oil and gas activities. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this MD&A, our disclosure controls and procedures were effective. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

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

U.S. GOLDMINING INC.

Date: May 14, 2025	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Tyler Wong
Tyler Wong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

