Form 10-Q
period 2025-06-30
U.S. GoldMining Inc.
filed 2025-08-13
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,682,676 shares of common stock outstanding as of August 13, 2025.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	June 30, 2025	December 31, 2024

Current assets
Cash and cash equivalents	3	$3,175,691	$3,880,747
Restricted cash	3	88,243	86,261
Other receivables		23,819	7,419
Inventories		34,858	34,858
Prepaid expenses	4	131,986	108,943
Total current assets		3,454,597	4,118,228

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		99,142	111,444
Property and equipment, net	5	817,217	888,087
Total assets		$4,402,348	$5,149,151

Current liabilities
Accounts payable		$199,345	$185,251
Accrued liabilities		77,359	28,983
Current portion of lease liabilities	6	28,580	25,144
Other payables		180,863	180,863
Total current liabilities		486,147	420,241

Lease liabilities	6	74,206	84,250
Asset retirement obligations		209,312	199,525
Total liabilities		769,665	704,016

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at June 30, 2025 and December 31, 2024; 12,577,159, 12,456,815 shares issued and outstanding as at June 30, 2025 and December 31, 2024	9	12,577	12,457
Additional paid-in capital		29,014,740	27,630,696
Accumulated deficit		(25,394,634)	(23,198,018)
Total stockholders’ equity		3,632,683	4,445,135
Total liabilities and stockholders’ equity		$4,402,348	$5,149,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended June 30		Six Months Ended June 30
	Notes	2025	2024	2025	2024
Operating expenses
Exploration expenses	7	$220,129	$923,403	$443,356	$1,337,900
General and administrative expenses	8	666,367	653,110	1,722,175	1,316,011
Accretion		4,952	4,495	9,787	8,883
Depreciation	5	35,436	29,752	70,870	54,721
Total operating expenses		926,884	1,610,760	2,246,188	2,717,515
Loss from operations		(926,884)	(1,610,760)	(2,246,188)	(2,717,515)

Other income (expenses)
Interest income		29,801	125,604	61,704	269,953
Foreign exchange (loss) gain		(7,876)	874	(8,767)	831
Net loss for the period before tax		$(904,959)	$(1,484,282)	$(2,193,251)	$(2,446,731)
Current income tax expense		(61)	(2,921)	(3,365)	(2,921)
Net loss for the period		$(905,020)	$(1,487,203)	$(2,196,616)	$(2,449,652)

Loss per share
Basic and diluted	10	$(0.07)	$(0.12)	$(0.18)	$(0.20)

Weighted average shares outstanding
Basic and diluted		12,509,273	12,398,709	12,483,779	12,398,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended June 30
	2025	2024
Net cash provided by (used in):

Operating activities
Net loss for the period	$(2,196,616)	$(2,449,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	9,787	8,883
Depreciation	70,870	54,721
Stock-based compensation	295,065	140,637
Non-cash lease expenses	23,637	13,657
Changes in operating assets and liabilities
Inventories	-	(6,667)
Prepaid expenses	(23,043)	(646,498)
Other receivables	(16,400)	51,771
Accounts payable	14,094	112,930
Accrued liabilities	48,376	(79,037)
Income tax payable	-	(5,036)
Lease liabilities	(17,943)	(15,511)
Net cash used in operating activities	(1,792,173)	(2,819,802)

Investing activities
Purchase of equipment	-	(171,836)
Net cash used in investing activities	-	(171,836)

Financing activities
Proceeds from At-The-Market offering, net of issuance costs	1,089,099	-
Capital contributions from GoldMining	-	6,985
Net cash provided by financing activities	1,089,099	6,985

Net change in cash, cash equivalents and restricted cash	(703,074)	(2,984,653)
Cash, cash equivalents and restricted cash, beginning of period	3,967,008	11,291,649
Cash, cash equivalents and restricted cash, end of period	$3,263,934	$8,306,996

Supplemental disclosure of non-cash financing activities:
Allocation of stock-based compensation expenses from GoldMining	$-	$11,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024		12,456,815	12,457	27,630,696	(23,198,018)	4,445,135
Common stock
Issued upon exercise of stock options	9.5	1,596	2	(2)	-	-
Issued upon vesting of restricted stock units	9.6	3,763	3	(3)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	172,415	-	172,415
Net loss for the period		-	-	-	(1,291,596)	(1,291,596)
Balance at March 31, 2025		12,462,174	$12,462	$27,803,106	$(24,489,614)	$3,325,954
Common stock
Issued under At-The-Market offering	9.1	111,422	111	1,122,142	-	1,122,253
Issuance costs for At-The-Market offering	9.1	-	-	(33,154)	-	(33,154)
Issued upon vesting of restricted stock units	9.6	3,563	4	(4)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	122,650	-	122,650
Net loss for the period		-	-	-	(905,020)	(905,020)
Balance at June 30, 2025		12,577,159	$12,577	$29,014,740	$(25,394,634)	$3,632,683

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023		12,398,709	$12,399	$26,699,034	$(14,710,937)	$12,000,496
Capital contributions from GoldMining	13	-	-	3,700	-	3,700
Stock-based compensation
Allocated from GoldMining	13	-	-	7,266	-	7,266
Amortization of stock-based compensation	9.3, 9.5	-	-	78,000	-	78,000
Net loss for the period		-	-	-	(962,449)	(962,449)
Balance at March 31, 2024		12,398,709	$12,399	$26,788,000	$(15,673,386)	$11,127,013
Capital contributions from GoldMining	13	-	-	3,285	-	3,285
Stock-based compensation
Allocated from GoldMining	13	-	-	4,115	-	4,115
Amortization of stock-based compensation	9.3, 9.5	-	-	51,256	-	51,256
Net loss for the period		-	-	-	(1,487,203)	(1,487,203)
Balance at June 30, 2024		12,398,709	$12,399	$26,846,656	$(17,160,589)	$9,698,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.” The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. GoldMining owns a controlling interest in the Company of 9,878,261 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 78.5% of the outstanding shares of the Company as of June 30, 2025.

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

These unaudited interim condensed consolidated financial statements for the six months ended June 30, 2025 and 2024 have been prepared on a going concern basis, which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company is a resource exploration stage company, which does not generate any revenue and has been relying mainly on equity-based financing to fund its operations. For the six months ended June 30, 2025, the Company incurred a net loss of $2,196,616 (June 30, 2024 - $2,449,652). The Company will require additional financing through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the At The Market Offering (the “ATM Program”), and short-term or long-term loans or a combination thereof to meet its administrative costs and to continue to explore and develop the Whistler Project. There is no assurance that sufficient future funding will be available on a timely basis or on terms acceptable to the Company. As such, these events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has a plan, through the use of its ATM Program, to alleviate the substantial doubt of the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern, and any such adjustments may be material.

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

Consolidation

The consolidated financial statements include the financial statements of the Company and US GoldMining Canada Inc., a wholly owned subsidiary of the Company. The subsidiary is consolidated from the date the Company obtains control and continue to be consolidated until the date that control ceases. Control is achieved when the Company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU-2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization, and expenses related to oil and gas activities. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

Note 3: Cash and Cash Equivalents and Restricted Cash

	June 30, 2025	December 31, 2024
Cash and cash equivalents consist of:
Cash at bank	$575,691	$580,747
Term deposits	2,600,000	3,300,000
Total	$3,175,691	$3,880,747

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,175,691	$3,880,747
Restricted cash	88,243	86,261
Total cash, cash equivalents and restricted cash	$3,263,934	$3,967,008

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2025	December 31, 2024
Prepaid corporate development expenses	$54,119	$8,972
Prepaid insurance	36,932	93,552
Prepaid dues and subscriptions	35,000	603
Other prepaid expenses	5,935	5,816
Total	$131,986	$108,943

Note 5: Property and Equipment

Property and equipment consist of the following:

	June 30, 2025			December 31, 2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(148,732)	$618,974	$767,706	$(110,347)	$657,359
Vehicles and hauling equipment	174,508	(55,362)	119,146	174,508	(34,120)	140,388
Exploration equipment	108,137	(30,473)	77,664	108,137	(19,659)	88,478
Computer hardware	2,574	(1,141)	1,433	2,574	(712)	1,862
	$1,052,925	$(235,708)	$817,217	$1,052,925	$(164,838)	$888,087

Note 6: Leases

In November 2023, US GoldMining Canada Inc. entered into an agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 4.88 years. As of June 30, 2025, the remaining lease term was 3.25 years and the incremental borrowing rate was 11.34%.

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2025	18,848
Fiscal 2026	38,228
Fiscal 2027	38,228
Fiscal 2028	25,485
Total lease payments	120,789
Less: imputed interest	(18,003)
Present value of lease liabilities	$102,786

Current portion of lease liabilities	$28,580
Non-current portion of lease liabilities	$74,206

During the three and six months ended June 30, 2025, and 2024, total lease expenses include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Leases	$8,898	$9,001	$17,482	$18,136
Short-term Leases	1,050	1,050	2,100	2,100
Total Lease Expenses	$9,948	$10,051	$19,582	$20,236

Note 7: Exploration Expenses

The following table presents costs incurred for exploration activities for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consulting fees	$196,600	$285,449	$318,092	$441,283
Camp and field support expenses	18,811	185,597	61,878	339,037
Transportation, travel and other exploration expenses	3,621	171,527	38,143	194,560
Drilling and associated costs	1,097	280,830	25,243	363,020
Total	$220,129	$923,403	$443,356	$1,337,900

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Office, consulting, investor relations, insurance and travel(1)	$314,266	$190,604	$883,684	$493,823
Stock-based compensation(2)	122,650	55,371	295,065	140,637
Management fees, salaries and benefits(2)	102,669	86,519	196,029	174,642
Professional fees	80,261	265,780	256,053	418,587
Filing, listing, dues and subscriptions	46,521	54,836	91,344	88,322
Total	$666,367	$653,110	$1,722,175	$1,316,011

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 13).

(2)	During the three and six months ended June 30, 2024, stock-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 13).

Note 9: Capital Stock

9.1 Equity Financing

ATM Program

On May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including the Company’s common stock, preferred stock, warrants and/ or units. Additionally, the Company entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility. Pursuant to the ATM Program, the Company may sell up to $5.5 million shares of common stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of common stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the three months ended June 30, 2025, the Company sold 111,422 shares of common stock under the ATM Program for gross proceeds of $1,122,253, with aggregate commissions paid to the agents and other share issuance and settlement costs of $33,154, which was an average sales price of approximately $10.07 per share of common stock.

Subsequent to June 30, 2025, the Company sold 105,517 shares of common stock under the ATM Program for gross proceeds of $878,161, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $23,771.

9.2 Common and Preferred Stocks

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of June 30, 2025, there were 12,577,159 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

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

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of its and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of June 30, 2025, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

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

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1,875 and $3,829, respectively ($3,415 and $8,121, respectively, during the three and six months ended June 30, 2024), related to the Restricted Shares.

9.4 Share Purchase Warrants

There were common stock purchase warrants to purchase 1,740,992 shares of common stock outstanding as of June 30, 2025 (warrants to purchase 1,741,292 shares of common stock outstanding as of June 30, 2024), with an exercise price of $13.00 per share. As of June 30, 2025, the outstanding common stock purchase warrants have a weighted average remaining contractual life of 0.82 years.

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

	Six Months Ended June 30,
	2025	2024
Risk Free Interest Rate	-	4.50%
Expected Volatility(1)	-	54.93%
Expected Life in Years	-	3.00
Expected Dividend Yield	-	0.00%
Estimated forfeiture rate	-	0.00%

(1)	As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options.

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2024	316,050	$10.00
Exercised	(10,000)	10.00
Forfeited	(2,500)	10.00
Balance at March 31, 2025	303,550	10.00
Forfeited	(10,000)	10.00
Balance at June 30, 2025	293,550	$10.00

As of June 30, 2025, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $125,032 to be recognized over the next 0.71 years.

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expenses of $92,347 and $201,849, respectively ($47,841 and $121,135 respectively, during the three and six months ended June 30, 2024), for the stock options granted.

9.6 Restricted Stock Units

The Company’s RSUs vest in four equal annual instalments during the recipient’s continual service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

The following table summarizes the Company’s RSUs activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at December 31, 2024	15,050	$8.32
Vested	(3,763)	8.32
Balance at March 31, 2025	11,287	8.32
Vested	(3,563)	8.32
Forfeited	(600)	8.32
Balance at June 30, 2025	7,124	$8.32

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $28,428 and $89,387, respectively ($nil during the three and six months ended June 30, 2024) related to the RSUs.

Note 10: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Numerator
Net loss for the period	$(905,020)	$(1,487,203)	$(2,196,616)	$(2,449,652)

Denominator
Weighted average number of shares, basic and diluted	12,509,273	12,398,709	12,483,779	12,398,709

Net loss per share, basic and diluted	$(0.07)	$(0.12)	$(0.18)	$(0.20)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 293,550 and 181,550 shares of common stock outstanding as of June 30, 2025, and 2024, respectively), RSUs (7,124 and nil RSUs outstanding as of June 30, 2025, and 2024, respectively) and warrants (warrants to purchase 1,740,992 and 1,741,292 shares of common stock outstanding as of June 30, 2025, and 2024, respectively), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as of June 30, 2025, of $2,968,450. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and other payables are expected to be realized or settled within a one-year period.

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

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. A 10% change in the exchange rate of U.S. dollars to Canadian dollars would have an impact of approximately $5,200 on net loss for the six months ended June 30, 2025.

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

Subsequent to June 30, 2025, the Company entered into an agreement with Equity Geoscience for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $1,844,000 for the period from January 1, 2025, to April 30, 2026. The work order may be paused, postponed or terminated by either party with 30 days written notice. Additionally, as of the date of this filing, the Company has paid $1,118,425 towards the approved work order.

Note 13: Related Party Transactions

The Company shares personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and six months ended June 30, 2025, the allocated costs from GoldMining to the Company were $nil ($7,400 and $18,366 for the three and six months ended June 30, 2024, respectively). Out of the allocated costs, $nil for the three and six months ended June 30, 2025, were noncash stock-based compensation costs ($4,115 and $11,381 for the three and six months ended June 30, 2024, respectively). During the year ended December 31, 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

During the three and six months ended June 30, 2025, the Company incurred $2,450 and $3,707, respectively, and during the three and six months ended June 30, 2024, $38,693 and $139,513, respectively, in general and administrative costs, paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three and six months ended June 30, 2025, stock-based compensation costs included $1,182 and $2,418, respectively ($2,109 and $5,100 during the three and six months ended June 30, 2024), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended June 30, 2025, and 2024, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. GoldMining Inc.

Management’s Discussion and Analysis

For the three and six months ended June 30, 2025

General

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

This management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 (the “MD&A”), is intended to assist you in better understanding and evaluating the financial condition and results of operations of the Company. You should read this MD&A in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (the “Quarterly Report”), as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), including the related notes contained therein.

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

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.” We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing 77.9% of the outstanding shares of our Common Stock, and warrants (the “Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until April 24, 2026.

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

Recent Developments

On May 15, 2025, we provided an update on exploration targets at the Whistler Project, comprising three separate gold ± copper ± silver mineral systems identified to date, including the Whistler-Raintree, Island Mountain and Muddy Creek mineral systems.

On May 27, 2025, we provided further details on exploration targets at the Whistler Project, highlighting northern exploration targets hosted within the Whistler-Raintree mineral system, also referred to as the Whistler Orbit, which comprises a classic porphyry cluster over an area of approximately 5 x 5 km, containing multiple mapped and interpreted porphyry intrusions.

On June 9, 2025, we selected Ausenco Engineering Canada ULC as the principal consulting firm to lead our proposed initial economic assessment for the Whistler Project. The study is intended to constitute an initial assessment (“PEA”) under subpart 1300 of Regulation S-K as issued by the U.S. Securities and Exchange Commission and a preliminary economic assessment under Canadian National Instrument 43-101.

On June 16, 2025, we provided further details on exploration targets at the Whistler Project, highlighting additional high priority exploration targets located at the Muddy Creek mineral system.

On July 21, 2025, we announced our exploration program for the 2025 field season at the Whistler Project (the “2025 Exploration Program”) which will focus on developing new potential porphyry gold-copper drill targets within the Whistler Orbit and undertaking follow-up mapping and sampling at the Muddy Creek prospect.

On July 28, 2025, we provided details on the State of Alaska’s recent announcement that the Alaska Industrial Development and Export Authority has submitted a permit application for the West Susitna Access Project. This planned infrastructure initiative will directly connect the Whistler Project via road with existing transportation infrastructure in the greater Anchorage region of south central Alaska.

At-The-Market Equity Program

On May 15, 2024, we entered into an At The Market Offering Agreement with a syndicate of agents for the ATM facility (the “ATM Program”). Pursuant to the ATM Program, we may sell up to $5.5 million shares of Common Stock from time to time through the sales agents. A fixed cash commission rate of 2.5% of the gross sales price per share of Common Stock sold under the ATM Program will be payable to the agents in connection with any such sales. During the three months ended June 30, 2025, we sold 111,422 shares of Common Stock under the ATM Program for gross proceeds of $1,122,253, with aggregate commissions paid to the agents and other share issuance and settlement costs of $33,154, which was an average sales price of approximately $10.07 per share of common stock.

Subsequent to June 30, 2025, we sold 105,517 shares of Common Stock under the ATM Program for gross proceeds of $878,161, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $23,771.

Results of Operations

Three months ended June 30, 2025, compared to three months ended June 30, 2024

	Three Months Ended June 30
	2025	2024	Change
Selected operating results
Net loss for the period	$(905,020)	$(1,487,203)	$582,183
Loss from operations	(926,884)	(1,610,760)	683,876
Exploration expenses	220,129	923,403	(703,274)
General and administrative expenses	666,367	653,110	13,257
Depreciation	$35,436	$29,752	$5,684

For the three months ended June 30, 2025, we recorded a net loss of $905,020 (or $0.07 per share), compared to $1,487,203 (or $0.12 per share) for the same period of 2024. The decrease in net loss was primarily due to the decrease of exploration expenses.

For the three months ended June 30, 2025, we had exploration expenses of $220,129, compared to $923,403 for the same period of 2024. During the three months ended June 30, 2025, exploration expenses primarily consisted of:

(i)	consulting fees of $196,600, compared to $285,449 for the same period of 2024. The consulting fees during the three months ended June 30, 2025, were primarily for metallurgical testwork, the PEA study, and the planning and management of our exploration activities at the Whistler Project. In addition, consulting fees to third parties to conduct regulator, community and other stakeholder engagements;

(ii)	camp and field support expenses of $18,811, compared to $185,597 for the same period of 2024. The expenses during the three months ended June 30, 2025, were primarily for camp maintenance costs and stakeholder engagement to support the Alaska state led future access road. Comparatively, the expenses during the three months ended June 30, 2024, were primarily for camp costs for the 2024 field program, including equipment maintenance, camp management labor and supplies for the 2024 exploration program, as well as work to support maintenance of the existing access road between camp and drilling sites at Raintree and Whistler deposits, construction of new trails and drill pads;

(iii)	transportation, travel and other exploration expenses of $3,621, compared to $171,527 for the same period of 2024. Such expenses during the three months ended June 30, 2025, were primarily for equipment rental, drill core sample storage and travel costs related to the stakeholder engagement program. Comparatively, the expenses during the three months ended June 30, 2024, were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project, in connection with the 2024 exploration program which commenced in June 2024, to ensure adequate stocks of equipment and consumables for the exploration program through the third quarter of 2024; and

(iv)	drilling and associated costs of $1,097, compared to $280,830 for the same period of 2024. Such expenses during the three months ended June 30, 2025, were primarily for costs related to analytical work on drill core samples. The decrease was primarily as a result of timing of the commencement of the field activities at the Whistler Project. The 2025 field program commenced in July 2025, subsequent to this reporting period, whereas the 2024 field program commenced earlier, in June 2024.

For the three months ended June 30, 2025, general and administrative expenditures were $666,367, compared to $653,110 for the same period of 2024. During the three months ended June 30, 2025, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $192,524, compared to $67,437 for the same period of 2024. The increase was primarily attributable to higher digital marketing expenditures during this period;

(ii)	stock-based compensation expenses of $122,650, which were primarily related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, compared to $55,371 for the same period of 2024. The increase was primarily related to vesting of stock options and RSUs granted in December 2024;

(iii)	office administrative and insurance expenses of $105,636, compared to $115,833 for the same period of 2024;

(iv)	management fees, salaries and benefits of $102,669, compared to $86,519 for the same period of 2024;

(v)	professional fees of $80,261, compared to $265,780 for the same period of 2024. The decrease was primarily attributable to legal and accounting fees associated with the filing of a registration statement and the implementation of the ATM Program incurred in the three months ended June 30, 2024;

(vi)	filing, listing, dues and subscriptions expenses of $46,521, compared to $54,836 for the same period of 2024; and

(vii)	travel, website design and hosting expenses of $16,106, compared to $7,334 for the same period of 2024.

For the three months ended June 30, 2025, depreciation expenses were $35,436, compared to $29,752 in the same period of 2024. The increase was primarily due to depreciation of new equipment acquired in the prior year.

For the three months ended June 30, 2025, our loss from operations was $926,884, compared to $1,610,760 for the same period of 2024. The decrease was primarily for the decrease of exploration expenses.

Six months ended June 30, 2025, compared to six months ended June 30, 2024

	Six Months Ended June 30
	2025	2024	Change
Selected operating results
Net loss for the period	$(2,196,616)	$(2,449,652)	$253,036
Loss from operations	(2,246,188)	(2,717,515)	471,327
Exploration expenses	443,356	1,337,900	(894,544)
General and administrative expenses	1,722,175	1,316,011	406,164
Depreciation	$70,870	$54,721	$16,149

For the six months ended June 30, 2025, we recorded a net loss of $2,196,616 (or $0.18 per share), compared to $2,449,652 (or $0.20 per share) for the same period of 2024. The decrease in net loss was primarily due to the decrease of exploration expenses, partially offset by the increase of general and administrative expenses.

For the six months ended June 30, 2025, we had exploration expenses of $443,356, compared to $1,337,900 for the same period of 2024. During the six months ended June 30, 2025, exploration expenses primarily consisted of:

(i)	consulting fees of $318,092, compared to $441,283 for the same period of 2024. The consulting fees during the six months ended June 30, 2025, were primarily for the planning and management of our exploration activities at the Whistler Project, metallurgical testwork, the PEA study and commencement of regulator, community and other stakeholder engagements.

(ii)	camp and field support expenses of $61,878, compared to $339,037 for the same period of 2024. The camp and field support expenses during the six months ended June 30, 2025, were primarily for camp maintenance costs and stakeholder engagement to support the Alaska state led future access road. Comparatively, the expenses during the six months ended June 30, 2024, were primarily for camp costs for the 2024 filed program, including equipment maintenance, camp management labor and supplies for the 2024 exploration program, as well as work to support maintenance of the existing access road between camp and drilling sites at Raintree and Whistler deposits, construction of new trails and drill pads;

(iii)	transportation, travel and other exploration expenses of $38,143, compared to $194,560 for the same period of 2024. Such expenses were primarily for equipment rental and aircraft charter costs to transport crews and supplies to the Whistler Project, and travel costs related to the stakeholder engagement program. The higher expenses during the six months ended June 30, 2024, were primarily driven by higher fuel consumptions, increased aircraft charter activity required to mobilize crews, equipment, and supplies in connection with the 2024 exploration program; and

(iv)	drilling and associated costs of $25,243, compared to $363,020 for the same period of 2024. Such expenses during the six months ended June 30, 2025, were primarily for costs related to analytical work on drill core samples. The decrease was primarily as a result of timing of the commencement of the field activities at the Whistler Project. The 2025 field program commenced in July 2025, subsequent to this reporting period, whereas the 2024 field program commenced earlier, in June 2024.

For the six months ended June 30, 2025, general and administrative expenditures were $1,722,175, compared to $1,316,011 for the same period of 2024. During the six months ended June 30, 2025, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $636,683, compared to $229,876 for the same period of 2024. The increase was primarily attributable to higher digital marketing expenditures during this period;

(ii)	stock-based compensation expenses of $295,065, which were primarily related to the fair value of stock options and RSUs issued by us to management, directors, consultants and employees, compared to $140,637 for the same period of 2024. The increase was primarily related to vesting of stock options and RSUs granted in December 2024;

(iii)	office administrative and insurance expenses of $217,402, compared to $247,336 for the same period of 2024;

(iv)	management fees, salaries and benefits of $196,029, compared to $174,642 for the same period of 2024;

(v)	professional fees of $256,053, compared to $418,587 for the same period of 2024. The decrease was primarily attributable to legal and accounting fees associated with the filing of a registration statement and the implementation of the ATM Program incurred during the six months ended June 30, 2024;

(vi)	filing, listing, dues and subscriptions expenses of $91,344, compared to $88,322 for the same period of 2024; and

(vii)	travel, website design and hosting expenses of $29,599, compared to $16,611 for the same period of 2024.

For the six months ended June 30, 2025, depreciation expenses were $70,870, compared to $54,721 in the same period of 2024. The increase was primarily due to depreciation of new equipment acquired in the prior year.

For the six months ended June 30, 2025, our loss from operations was $2,246,188, compared to $2,717,515 for the same period of 2024. The decrease was primarily for the decrease of exploration expenses, and partially offset by the increase of general and administrative expenses.

Liquidity and Capital Resources

	As at June 30,2025	As at December 31,2024
Cash and cash equivalents	$3,175,691	$3,880,747
Working capital(1)	2,968,450	3,697,987
Total assets	4,402,348	5,149,151
Total current liabilities	486,147	420,241
Accounts payable	199,345	185,251
Accrued liabilities	77,359	28,983
Total non-current liabilities	283,518	283,775
Stockholders’ equity	$3,632,683	$4,445,135

(1)	Working capital is the difference between the total current assets and total current liabilities.

As of June 30, 2025, we had cash and cash equivalents of $3,175,691, compared to $3,880,747 as of December 31, 2024, and restricted cash of $88,243, compared to $86,261 as of December 31, 2024. The decrease in cash was primarily due to general and administrative expenses and exploration expenditures, partially offset by the net proceeds received from the ATM Program. We had other receivables of $23,819, compared to $7,419 as of December 31, 2024. The increase in other receivables was mainly for interest receivables from term deposits. We had prepaid expenses of $131,986 as of June 30, 2025, compared to $108,943 as of December 31, 2024. The increase in prepaid expenses was primarily due to the increase of prepaid corporate development expenses and prepaid dues and subscriptions expenses, and partially offset by the decrease of prepaid insurance expenses.

As of June 30, 2025, we had current liabilities of $486,147, compared to $420,241 as of December 31, 2024. Current liabilities as of June 30, 2025, consisted of: (i) accounts payable of $199,345, compared to $185,251 as of December 31, 2024; (ii) accrued liabilities of $77,359, compared to $28,983 as of December 31, 2024; (iii) current portion of lease liabilities of $28,580, compared to $25,144 as of December 31, 2024; (iv) other payables of $180,863, which remained the same as of December 31, 2024.

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

As of June 30, 2025, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025, was $1,792,173, compared to $2,819,802 during the same period of 2024. The decrease in cash used was due primarily to a decrease in operating expenses during this quarter. During the six months ended June 30, 2025, net cash used primarily consisted of:

(i)	prepaid expenses used cash of $23,043 in the six months ended June 30, 2025, compared to $646,498 in the same period of 2024. The increase in prepaid expenses during the six months ended June 30, 2024 was primary due to the cash advances paid to a third-party technical consulting company for management of the 2024 exploration program for the Whistler Project;
(ii)	other receivables used cash of $16,400 in the six months ended June 30, 2025, compared to other receivables providing cash of $51,771 in the same period of 2024;
(iii)	accounts payable provided cash of $14,094 in the six months ended June 30, 2025, compared to $112,930 in the same period of 2024; and
(iv)	accrued liabilities provided cash of $48,376 in the six months ended June 30, 2025, compared to accrued liabilities using cash of $79,037 in the same period of 2024.

Significant operating expenditures during the six months ended June 30, 2025, and 2024, included general and administrative expenses and exploration expenditures.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025, was $nil, compared to $171,836 during the same period of 2024, which related to the purchase of equipment.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $1,089,099, attributable to the net proceeds received from the ATM Program, compared to $6,985 during the same period of 2024, which related to the allocated personnel costs from GoldMining.

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

Subsequent to June 30, 2025, we entered into an agreement for professional services with Equity Geoscience Ltd. for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $1,844,000 for the period from January 1, 2025, to April 30, 2026. The work order may be paused, postponed or terminated by either party with 30 days written notice. Additionally, as of the date of this filing, we have paid $1,118,425 towards the approved work order.

Transactions with Related Parties

We share personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and six months ended June 30, 2025, the allocated costs from GoldMining to us were $nil ($7,400 and $18,366 for the three and six months ended June 30, 2024, respectively). Out of the allocated costs, $nil for the three and six months ended June 30, 2025, were noncash stock-based compensation costs ($4,115 and $11,381 for the three and six months ended June 30, 2024, respectively). During the year ended December 31, 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

During the three and six months ended June 30, 2025, we incurred $2,450 and $3,707, respectively, ($38,693 and $139,513 during the three and six months ended June 30, 2024, respectively), in general and administrative expenses related to website design, video production, website hosting services and marketing services paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

During the three and six months ended June 30, 2025, stock-based compensation costs included $1,182 and $2,418, respectively ($2,109 and $5,100 during the three and six months ended June 30, 2024), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022.

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended June 30, 2025, and 2024, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date hereof, we have 12,682,676 shares of Common Stock outstanding, including 254,000 performance based Restricted Shares. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 293,550 shares of Common Stock at an exercise price of $10 per share, 7,124 outstanding RSUs, and outstanding Warrants to purchase 1,740,992 shares of Common Stock at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or Warrants will be exercised in the future.

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

Restricted Shares and RSUs

The fair values of restricted shares and RSUs are measured at the grant date and recognized over the period during which the restricted shares and RSUs vest. When restricted shares are conditional upon the achievement of a performance condition, we estimate the length of the expected vesting period at the grant date, based on the most likely outcome of the performance condition. The fair value of the restricted shares is determined based on the fair value of the shares of Common Stock on the grant date, adjusted for minority stockholder discount, liquidity discount and other applicable factors that are generally recognized by market participants. The fair values of restricted shares and RSUs are recognized as an expense over the vesting period based on the best available estimate of the number of restricted shares and RSUs expected to vest; that estimate will be revised if subsequent information indicates that the number of restricted shares and RSUs expected to vest differs from previous estimates.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU-2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization, and expenses related to oil and gas activities. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this MD&A, our disclosure controls and procedures were effective. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

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

U.S. GOLDMINING INC.

Date: August 13, 2025	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Tyler Wong
Tyler Wong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

