Form 10-Q
period 2025-09-30
U.S. GoldMining Inc.
filed 2025-11-13
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,273,195 shares of common stock outstanding as of November 13, 2025.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	September 30, 2025	December 31, 2024

Current assets
Cash and cash equivalents	3	$3,289,803	$3,880,747
Restricted cash	3	42,966	86,261
Other receivables		12,388	7,419
Inventories		14,720	34,858
Prepaid expenses	4	445,390	108,943
Total current assets		3,805,267	4,118,228

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		92,776	111,444
Property and equipment, net	5	781,782	888,087
Total assets		$4,711,217	$5,149,151

Current liabilities
Accounts payable		$40,284	$185,251
Accrued liabilities		331,252	28,983
Current portion of lease liabilities	6	28,980	25,144
Other payables		180,863	180,863
Total current liabilities		581,379	420,241

Lease liabilities	6	65,044	84,250
Asset retirement obligations		214,386	199,525
Total liabilities		860,809	704,016

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at September 30, 2025 and December 31, 2024; 12,889,004, 12,456,815 shares issued and outstanding as at September 30, 2025 and December 31, 2024	9	12,889	12,457
Additional paid-in capital		32,046,776	27,630,696
Accumulated deficit		(28,209,257)	(23,198,018)
Total stockholders’ equity		3,850,408	4,445,135
Total liabilities and stockholders’ equity		$4,711,217	$5,149,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended September 30		Nine Months Ended September 30
	Notes	2025	2024	2025	2024
Operating expenses
Exploration expenses	7	$2,095,409	$3,911,335	$2,538,765	$5,249,235
General and administrative expenses	8	699,855	477,869	2,422,030	1,793,880
Accretion		5,074	4,606	14,861	13,489
Depreciation	5	35,435	35,436	106,305	90,157
Total operating expenses		2,835,773	4,429,246	5,081,961	7,146,761
Loss from operations		(2,835,773)	(4,429,246)	(5,081,961)	(7,146,761)

Other income (expenses)
Interest income		22,499	86,022	84,203	355,975
Foreign exchange loss		(1,349)	(1,278)	(10,116)	(447)
Net loss for the period before tax		$(2,814,623)	$(4,344,502)	$(5,007,874)	$(6,791,233)
Current income tax expense		-	(1,247)	(3,365)	(4,168)
Net loss for the period		$(2,814,623)	$(4,345,749)	$(5,011,239)	$(6,795,401)

Loss per share
Basic and diluted	10	$(0.22)	$(0.35)	$(0.40)	$(0.55)

Weighted average shares outstanding
Basic and diluted		12,696,060	12,398,709	12,555,317	12,398,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended September 30
	2025	2024
Net cash provided by (used in):

Operating activities
Net loss for the period	$(5,011,239)	$(6,795,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	14,861	13,489
Depreciation	106,305	90,157
Stock-based compensation	354,117	184,127
Non-cash lease expenses	30,416	24,070
Changes in operating assets and liabilities
Inventories	20,138	(8,934)
Prepaid expenses	(336,447)	(430,548)
Other receivables	(4,969)	121,603
Accounts payable	(144,967)	272,917
Accrued liabilities	302,269	(82,105)
Income tax payable	-	(5,036)
Lease liabilities	(27,118)	(24,785)
Net cash used in operating activities	(4,696,634)	(6,640,446)

Investing activities
Purchase of equipment	-	(171,835)
Net cash used in investing activities	-	(171,835)

Financing activities
Proceeds from At-The-Market offering, net of issuance costs	4,062,395	-
Capital contributions from GoldMining	-	10,202
Net cash provided by financing activities	4,062,395	10,202

Net change in cash, cash equivalents and restricted cash	(634,239)	(6,802,079)
Cash, cash equivalents and restricted cash, beginning of period	3,967,008	11,291,649
Cash, cash equivalents and restricted cash, end of period	$3,332,769	$4,489,570

Supplemental disclosure of non-cash financing activities:
Allocation of stock-based compensation expenses from GoldMining	$-	$13,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024		12,456,815	$12,457	$27,630,696	$(23,198,018)	$4,445,135
Common stock
Issued upon exercise of stock options	9.5	1,596	2	(2)	-	-
Issued upon vesting of restricted stock units	9.6	3,763	3	(3)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	172,415	-	172,415
Net loss for the period		-	-	-	(1,291,596)	(1,291,596)
Balance at March 31, 2025		12,462,174	$12,462	$27,803,106	$(24,489,614)	$3,325,954
Common stock
Issued under At-The-Market offering	9.1	111,422	111	1,122,142	-	1,122,253
Issuance costs for At-The-Market offering	9.1	-	-	(33,154)	-	(33,154)
Issued upon vesting of restricted stock units	9.6	3,563	4	(4)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	122,650	-	122,650
Net loss for the period		-	-	-	(905,020)	(905,020)
Balance at June 30, 2025		12,577,159	$12,577	$29,014,740	$(25,394,634)	$3,632,683
Common stock
Issued under At-The-Market offering	9.1	308,282	308	3,053,764	-	3,054,072
Issuance costs for At-The-Market offering	9.1	-	-	(80,776)	-	(80,776)
Issued upon vesting of restricted stock units	9.6	3,563	4	(4)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	59,052	-	59,052
Net loss for the period		-	-	-	(2,814,623)	(2,814,623)
Balance at September 30, 2025		12,889,004	$12,889	$32,046,776	$(28,209,257)	$3,850,408

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023		12,398,709	$12,399	$26,699,034	$(14,710,937)	$12,000,496
Capital contributions from GoldMining	13	-	-	3,700	-	3,700
Stock-based compensation
Allocated from GoldMining	13	-	-	7,266	-	7,266
Amortization of stock-based compensation	9.3, 9.5	-	-	78,000	-	78,000
Net loss for the period		-	-	-	(962,449)	(962,449)
Balance at March 31, 2024		12,398,709	$12,399	$26,788,000	$(15,673,386)	$11,127,013
Capital contributions from GoldMining	13	-	-	3,285	-	3,285
Stock-based compensation
Allocated from GoldMining	13	-	-	4,115	-	4,115
Amortization of stock-based compensation	9.3, 9.5	-	-	51,256	-	51,256
Net loss for the period		-	-	-	(1,487,203)	(1,487,203)
Balance at June 30, 2024		12,398,709	$12,399	$26,846,656	$(17,160,589)	$9,698,466
Capital contributions from GoldMining	13	-	-	3,217	-	3,217
Stock-based compensation
Allocated from GoldMining	13	-	-	2,294	-	2,294
Amortization of stock-based compensation	9.3, 9.5	-	-	41,196	-	41,196
Net loss for the period		-	-	-	(4,345,749)	(4,345,749)
Balance at September 30, 2024		12,398,709	$12,399	$26,893,363	$(21,506,338)	$5,399,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.” The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. GoldMining owns a controlling interest in the Company of 9,878,261 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 76.6% of the outstanding shares of the Company as of September 30, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3: Cash and Cash Equivalents and Restricted Cash

	September 30, 2025	December 31, 2024
Cash and cash equivalents consist of:
Cash at bank	$1,389,803	$580,747
Term deposits	1,900,000	3,300,000
Total	$3,289,803	$3,880,747

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,289,803	$3,880,747
Restricted cash	42,966	86,261
Total cash, cash equivalents and restricted cash	$3,332,769	$3,967,008

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2025	December 31, 2024
Advances(1)	$197,108	$-
Prepaid corporate development expenses	145,596	8,972
Prepaid insurance	60,928	93,552
Prepaid dues and subscriptions	23,912	603
Other prepaid expenses	17,846	5,816
Total	$445,390	$108,943

(1)	Advances relate to the cash advanced to Equity Geoscience Ltd. (“Equity Geoscience”), a technical consulting company for the management of an exploration program for the Whistler Project.

Note 5: Property and Equipment

Property and equipment consist of the following:

	September 30, 2025			December 31, 2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(167,925)	$599,781	$767,706	$(110,347)	$657,359
Vehicles and hauling equipment	174,508	(65,983)	108,525	174,508	(34,120)	140,388
Exploration equipment	108,137	(35,880)	72,257	108,137	(19,659)	88,478
Computer hardware	2,574	(1,355)	1,219	2,574	(712)	1,862
	$1,052,925	$(271,143)	$781,782	$1,052,925	$(164,838)	$888,087

Note 6: Leases

In November 2023, US GoldMining Canada Inc. entered into an agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 4.88 years. As of September 30, 2025, the remaining lease term was 3 years and the incremental borrowing rate was 11.34%.

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2025	9,346
Fiscal 2026	37,383
Fiscal 2027	37,383
Fiscal 2028	24,922
Total lease payments	109,034
Less: imputed interest	(15,010)
Present value of lease liabilities	$94,024

Current portion of lease liabilities	$28,980
Non-current portion of lease liabilities	$65,044

During the three and nine months ended September 30, 2025, and 2024, total lease expenses include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Leases	$8,940	$9,032	$26,422	$27,168
Short-term Leases	1,050	2,250	3,150	4,350
Total Lease Expenses	$9,990	$11,282	$29,572	$31,518

Note 7: Exploration Expenses

The following table presents costs incurred for exploration activities for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Drilling and associated costs	$811,206	$1,873,557	$836,449	$2,236,578
Camp and field support expenses	542,134	847,382	604,012	1,186,419
Consulting fees	526,470	656,577	844,562	1,097,859
Transportation, travel and other exploration expenses	215,599	533,819	253,742	728,379
Total	$2,095,409	$3,911,335	$2,538,765	$5,249,235

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Office, consulting, investor relations, insurance and travel(1)	$393,805	$266,572	$1,277,489	$760,395
Professional fees	109,207	55,922	365,260	474,509
Management fees, salaries and benefits(2)	107,845	87,364	303,874	262,006
Stock-based compensation(2)	59,052	43,490	354,117	184,127
Filing, listing, dues and subscriptions	29,946	24,521	121,290	112,843
Total	$699,855	$477,869	$2,422,030	$1,793,880

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 13).

(2)	During the three and nine months ended September 30, 2024, stock-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 13).

Note 9: Capital Stock

9.1 Equity Financing

ATM Program

On May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, covering the offering, issuance and sale of up to $40 million of a variety of securities including the Company’s common stock, preferred stock, warrants and/or units. Additionally, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents providing for an at-the-market equity sales program (the “ATM Program”). Pursuant to the ATM Program, the Company could originally sell shares of its common stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms of the Sales Agreement. Sales under the ATM Program may be made directly or through the facilities of the NASDAQ or other active trading market in the United States. A fixed cash commission rate of 2.5% on the gross sales price per share of common stock sold under the ATM Program is payable to the agents in connection with any such sales.

On September 30, 2025, the Company filed a prospectus supplement with the SEC to increase the maximum number of shares of common stock issuable under the ATM Program. Pursuant to the increased offering, the Company may sell up to $7.6 million of shares of common stock from time to time through the sales agents, which does not include the Company’s shares of common stock having an aggregate gross sales price of approximately $4.8 million that were sold pursuant to the ATM Program prior to September 30, 2025.

During the three and nine months ended September 30, 2025, the Company sold 308,282 and 419,704 shares of common stock, respectively, under the ATM Program for respective gross proceeds in each period of $3,054,072 and $4,176,325. Aggregate commissions paid to the agents under the ATM Program were $80,776 and $113,930 in the three and nine months ended September 30, 2025, respectively.

Subsequent to September 30, 2025, the Company sold 380,891 shares of common stock under the ATM Program for gross proceeds of $5,060,416, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $133,153, which was an average sales price of approximately $13.29 per share of common stock.

9.2 Common and Preferred Stocks

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of September 30, 2025, there were 12,889,004 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

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

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of its and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of September 30, 2025, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

The unvested Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to the Company without the requirement of any further consideration. The conditions are as follows:

(a)	with respect to 15% of the Restricted Shares, if the Company has not re-established the Whistler Project camp and performed of a minimum of 10,000 meters of drilling prior to September 30, 2026;

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

During the three and nine months ended September 30, 2025, the Company recognized a stock-based compensation recovery of $13,621 and $9,792, respectively, (stock-based compensation expense of $3,442 and $11,563, respectively, during the three and nine months ended September 30, 2024), related to the Restricted Shares.

9.4 Share Purchase Warrants

There were common stock purchase warrants to purchase 1,740,992 shares of common stock outstanding as of September 30, 2025 (warrants to purchase 1,741,292 shares of common stock outstanding as of September 30, 2024), with an exercise price of $13.00 per share. As of September 30, 2025, the outstanding common stock purchase warrants have a weighted average remaining contractual life of 0.56 years.

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

	Nine Months Ended September 30,
	2025	2024
Risk Free Interest Rate	-	4.45%
Expected Volatility(1)	-	54.94%
Expected Life in Years	-	3.00
Expected Dividend Yield	-	0.00%
Estimated forfeiture rate	-	0.00%

(1)	As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options.

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2024	316,050	$10.00
Exercised	(10,000)	10.00
Forfeited	(2,500)	10.00
Balance at March 31, 2025	303,550	10.00
Forfeited	(10,000)	10.00
Balance at June 30, 2025 and September 30, 2025	293,550	$10.00

As of September 30, 2025, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $838,618. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $76,383 to be recognized over the next 0.53 years.

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expenses of $48,648 and $250,497, respectively ($37,754 and $158,889 respectively, during the three and nine months ended September 30, 2024), for the stock options granted.

9.6 Restricted Stock Units

The Company’s RSUs vest in four equal annual instalments during the recipient’s continual service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

The following table summarizes the Company’s RSUs activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at December 31, 2024	15,050	$8.32
Vested	(3,763)	8.32
Balance at March 31, 2025	11,287	8.32
Vested	(3,563)	8.32
Forfeited	(600)	8.32
Balance at June 30, 2025	7,124	8.32
Vested	(3,563)	8.32
Granted	5,000	9.25
Balance at September 30, 2025	8,561	$8.86

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expenses of $24,025 and $113,412, respectively ($nil during the three and nine months ended September 30, 2024) related to the RSUs.

Note 10: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Numerator
Net loss for the period	$(2,814,623)	$(4,345,749)	$(5,011,239)	$(6,795,401)

Denominator
Weighted average number of shares, basic and diluted	12,696,060	12,398,709	12,555,317	12,398,709

Net loss per share, basic and diluted	$(0.22)	$(0.35)	$(0.40)	$(0.55)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 293,550 and 188,550 shares of common stock outstanding as of September 30, 2025, and 2024, respectively), RSUs (8,561 and nil RSUs outstanding as of September 30, 2025, and 2024, respectively) and warrants (warrants to purchase 1,740,992 and 1,741,292 shares of common stock outstanding as of September 30, 2025, and 2024, respectively), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as of September 30, 2025, of $3,223,888. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and other payables are expected to be realized or settled within a one-year period.

The Company has not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, its initial public offering, the exercise of share purchase warrants and the ATM Program. The Company’s ability to meet its obligations and finance exploration activities depends on its ability to generate cash flow through the issuance of shares of common stock pursuant to private placements, public offerings, including under the ATM Program, share purchase warrant exercises, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for the Company’s common stock, restricting access to some institutional investors. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

Through the ATM Program discussed in Note 9.1, management believes that the expected impact on our liquidity and cash flows resulting from ATM Program are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date of these condensed consolidated financial statements and to continue to alleviate the conditions that raised substantial doubt about the Company’s ability to continue as going concern.

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. A 10% change in the exchange rate of U.S. dollars to Canadian dollars would have an impact of approximately $4,600 on net loss for the nine months ended September 30, 2025.

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

In August 2015, the Company acquired rights to the Whistler Project and associated equipment pursuant to an asset purchase agreement by and among the Company, GoldMining, Kiska Metals Corporation (“Kiska”) and Geoinformatics Alaska Exploration Inc. (“Geoinformatics”). Pursuant to such agreement, the Company acquired rights and assumed obligations under two related underlying agreements. The first underlying agreement is a Royalty Purchase Agreement between Kiska, Geoinformatics and MF2 LLC. (“MF2”), dated December 16, 2014. This agreement grants MF2 a 2.75 percent NSR royalty over the Whistler Project area. The MF2 royalty was subsequently assigned to Osisko Mining (USA) Inc.. The second underlying agreement is an earlier agreement between Cominco American Incorporated and Mr. Kent Turner (whose rights and obligations thereunder were assumed by the Company) dated October 1, 1999. This agreement concerns a 2.0 percent net profit interest in connection with an area of interest specified by standard township sub-division. The interest was originally held by Teck Resources and was subsequently acquired by Sandstorm Gold Ltd.. In October 2025, following the acquisition of Sandstorm Gold Ltd. by Royal Gold, Inc., the interest was transferred to RG Royalties, a wholly owned subsidiary of Royal Gold, Inc.

In July 2025, the Company entered into an agreement with Equity Geoscience for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $1,844,000 for the period from January 1, 2025, to April 30, 2026. The work order may be paused, postponed or terminated by either party with 30 days written notice. In October 2025, the Company amended the work order to $2,094,000. Additionally, as of the date of this filing, the Company has paid $1,969,848 towards the approved work order.

Note 13: Related Party Transactions

The Company shares personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and nine months ended September 30, 2025, the allocated costs from GoldMining to the Company were $nil ($5,511 and $23,877 for the three and nine months ended September 30, 2024, respectively). Out of the allocated costs for the three and nine months ended September 30, 2024, $2,294 and $13,675, respectively, were for non-cash stock-based compensation expenses. During the year ended December 31, 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

During the three and nine months ended September 30, 2025, the Company incurred $1,019 and $4,726, respectively, and during the three and nine months ended September 30, 2024, $1,299 and $140,812, respectively, in general and administrative costs, paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three and nine months ended September 30, 2025, stock-based compensation expenses included stock-based compensation recovery of $8,687 and $6,269, respectively (stock-based compensation expenses of $2,132 and $7,232 during the three and nine months ended September 30, 2024), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

Related party transactions are based on the amounts agreed to by the parties. During the quarters ended September 30, 2025, and 2024, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. GoldMining Inc.

Management’s Discussion and Analysis

For the three and nine months ended September 30, 2025

General

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

You should read this management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 (the “MD&A”) in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (the “Quarterly Report”), as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), including, in each case, the related notes contained therein.

Cautionary Note Regarding Forward-Looking Statements

This MD&A includes forward-looking statements and forward-looking information as respectively defined under applicable Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-looking statements”. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding raising capital and developing the 100%-owned Whistler exploration property located in Alaska, USA (the “Whistler Project”);
●	planned activities, including proposed exploration, development and the completion of proposed studies pertaining to the Whistler Project and the goals thereof; and
●	our estimates regarding future liquidity requirements and the need for additional financing in the future.

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

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.” We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (“Common Stock”), representing 74.4% of the outstanding shares of our Common Stock, and warrants (“Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until April 24, 2026.

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

Recent Developments

On June 9, 2025, we announced that we had selected Ausenco Engineering Canada ULC as the principal consulting firm to lead our proposed initial economic assessment (the “PEA”) for the Whistler Project. The study is intended to constitute an initial assessment under subpart 1300 of Regulation S-K as issued by the U.S. Securities and Exchange Commission and a preliminary economic assessment under Canadian National Instrument 43-101.

On July 21, 2025, we announced our exploration program for the 2025 field season at the Whistler Project (the “2025 Exploration Program”), designed to focus on developing new potential porphyry gold-copper drill targets within the Whistler Orbit and undertaking follow-up mapping and sampling at the Muddy Creek prospect. The 2025 Exploration Program commenced in July 2025 and was completed in October 2025.

On August 27, 2025, we announced that the 2025 Exploration Program was underway. We also disclosed that follow-up mapping and sampling of the Muddy Creek mineral system has also commenced.

On September 22, 2025, we announced updated results from a metallurgical test work program announced on April 24, 2025.

On October 13, 2025, we announced the completion of the 2025 Exploration Program.

At-The-Market Equity Program

On May 15, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents providing for an at-the-market equity sales program (the “ATM Program”). Pursuant to the ATM Program, we could originally sell shares of our Common Stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms of the Sales Agreement. Sales under the ATM Program may be made directly or through the facilities of the NASDAQ or other active trading market in the United States. A fixed cash commission rate of 2.5% on the gross sales price per share of Common Stock sold under the ATM Program is payable to the agents in connection with any such sales.

On September 30, 2025, we filed a prospectus supplement with the SEC to increase the maximum number of shares of our Common Stock issuable under the ATM Program by an additional $7,645,000.

During the three and nine months ended September 30, 2025, we sold 308,282 and 419,704 shares of our Common Stock, respectively, under the ATM Program for respective gross proceeds in each period of $3,054,072 and $4,176,325. Aggregate commissions paid to the agents under the ATM Program were $80,776 and $113,930 in the three and nine months ended September 30, 2025, respectively.

Subsequent to September 30, 2025, we sold 380,891 shares of Common Stock under the ATM Program for gross proceeds of $5,060,416, with aggregate commissions paid or payable to the agents of $133,153, which was an average sales price of approximately $13.29 per share of Common Stock.

Results of Operations

Three months ended September 30, 2025, compared to three months ended September 30, 2024

	Three Months Ended September 30
	2025	2024	Change
Selected operating results
Net loss for the period	$(2,814,623)	$(4,345,749)	$1,531,126
Loss from operations	(2,835,773)	(4,429,246)	1,593,473
Exploration expenses	2,095,409	3,911,335	(1,815,926)
General and administrative expenses	699,855	477,869	221,986
Depreciation	$35,435	$35,436	$(1)

For the three months ended September 30, 2025, we recorded a net loss of $2,814,623 (or $0.22 per share), compared to $4,345,749 (or $0.35 per share) for the same period of 2024. The decrease was primarily due to lower exploration expenses, partially offset by increased general and administrative expenses.

For the three months ended September 30, 2025, we had exploration expenses of $2,095,409, compared to $3,911,335 for the same period of 2024. During the three months ended September 30, 2025, exploration expenses primarily consisted of:

(i)	drilling and associated costs of $811,206, compared to $1,873,557 for the same period of 2024. Such expenses during the three months ended September 30, 2025, were primarily for the 2025 drilling program at the Whistler Project, which focused on broader regional coverage using scout auger drilling to develop new drill targets within the Whistler–Raintree mineral system. The decrease compared to the same period in 2024 mainly reflected differences in the scope and technical focus of the drilling programs between the two field seasons;

(ii)	camp and field support expenses of $542,134, compared to $847,382 for the same period of 2024. The expenses during the three months ended September 30, 2025, were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the ongoing 2025 Exploration Program, as well as stakeholder engagement to support the Alaska state led future access road. The decrease compared to the same period of 2024 was mainly due to scope and timing differences of the field programs between the two periods. The 2025 field program focused on scout auger drilling and commenced in July 2025, whereas the 2024 field program was a diamond core drilling program which commenced earlier, in June 2024;

(iii)	third-party consulting fees of $526,470, compared to $656,577 for the same period of 2024. The consulting fees during the three months ended September 30, 2025, were primarily for metallurgical testwork, the PEA, and the planning and management of our exploration activities at the Whistler Project. In addition, consulting fees to third parties to conduct regulator, community and other stakeholder engagements; and

(iv)	transportation, travel and other exploration expenses of $215,599, compared to $533,819 for the same period of 2024. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project. The higher expenses during the same period of 2024, were primarily driven by higher fuel consumptions, higher aircraft charter activity required to mobilize crews, equipment, and supplies in connection with the 2024 exploration program.

For the three months ended September 30, 2025, general and administrative expenses were $699,855, compared to $477,869 for the same period of 2024. During the three months ended September 30, 2025, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $268,156, compared to $136,980 for the same period of 2024. The increase was primarily attributable to higher digital marketing expenses;

(ii)	professional fees of $109,207, compared to $55,922 for the same period of 2024. The increase was primarily attributable to legal and accounting fees associated with the ATM Program incurred;

(iii)	management fees, salaries and benefits of $107,845, compared to $87,364 for the same period of 2024;

(iv)	office administrative and insurance expenses of $103,499, compared to $113,429 for the same period of 2024;

(v)	stock-based compensation expenses of $59,052, which were primarily related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, compared to $43,490 for the same period of 2024. The increase was primarily related to vesting of stock options and RSUs granted in December 2024;

(vi)	filing, listing, dues and subscriptions expenses of $29,946, compared to $24,521 for the same period of 2024; and

(vii)	travel, website design and hosting expenses of $22,150, compared to $16,163 for the same period of 2024.

For the three months ended September 30, 2025, depreciation expenses were $35,435, compared to $35,436 in the same period of 2024.

For the three months ended September 30, 2025, our loss from operations was $2,835,773, compared to $4,429,246 for the same period of 2024. The decrease was primarily related to the decrease of exploration expenses, partially offset by the increase of general and administrative expenses.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

	Nine Months Ended September 30
	2025	2024	Change
Selected operating results
Net loss for the period	$(5,011,239)	$(6,795,401)	$1,784,162
Loss from operations	(5,081,961)	(7,146,761)	2,064,800
Exploration expenses	2,538,765	5,249,235	(2,710,470)
General and administrative expenses	2,422,030	1,793,880	628,150
Depreciation	$106,305	$90,157	$16,148

For the nine months ended September 30, 2025, we recorded a net loss of $5,011,239 (or $0.40 per share), compared to $6,795,401 (or $0.55 per share) for the same period of 2024. The decrease was primarily due to the decrease of exploration expenses, partially offset by the increase of general and administrative expenses.

For the nine months ended September 30, 2025, we had exploration expenses of $2,538,765, compared to $5,249,235 for the same period of 2024. During the nine months ended September 30, 2025, exploration expenses primarily consisted of:

(i)	third-party consulting fees of $844,562, compared to $1,097,859 for the same period of 2024. The consulting fees during the nine months ended September 30, 2025, were primarily for the planning and management of our exploration activities at the Whistler Project, metallurgical testwork, the PEA and commencement of regulator, community and other stakeholder engagements.

(v)	drilling and associated costs of $836,449, compared to $2,236,578 for the same period of 2024. Such expenses during the nine months ended September 30, 2025, were primarily for the 2025 drilling program at the Whistler Project, which focused on broader regional coverage using scout auger drilling to develop new drill targets within the Whistler–Raintree mineral system. The decrease compared to the same period in 2024 mainly reflected differences in the scope and technical focus of the drilling programs between the two field seasons;

(ii)	camp and field support expenses of $604,012, compared to $1,186,419 for the same period of 2024. The camp and field support expenses during the nine months ended September 30, 2025, were primarily for camp maintenance costs and stakeholder engagement to support the Alaska state led future access road. The decrease compared to the same period of 2024 was mainly due to differences in the scope and timing of the field programs between the two periods. The 2025 field program focused on scout auger drilling and commenced in July 2025, whereas the 2024 field program was a diamond core drilling program which commenced earlier, in June 2024; and

(iii)	transportation, travel and other exploration expenses of $253,742, compared to $728,379 for the same period of 2024. Such expenses were primarily for equipment rental and aircraft charter costs to transport crews and supplies to the Whistler Project, and travel costs related to the stakeholder engagement program. The higher expenses during the nine months ended September 30, 2024, were primarily driven by higher fuel consumptions, higher aircraft charter activity required to mobilize crews, equipment, and supplies in connection with the 2024 exploration program.

For the nine months ended September 30, 2025, general and administrative expenses were $2,422,030, compared to $1,793,880 for the same period of 2024. During the nine months ended September 30, 2025, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $904,840, compared to $366,855 for the same period of 2024. The increase was primarily attributable to higher digital marketing expenditures;

(ii)	professional fees of $365,260, compared to $474,509 for the same period of 2024. The higher professional fees during the same period of 2024 primarily reflected higher legal and accounting fees associated with the filing of a registration statement and the implementation of the ATM Program incurred during the nine months ended September 30, 2024;

(iii)	stock-based compensation expenses of $354,117, which were primarily related to the fair value of stock options and RSUs issued by us to management, directors, consultants and employees, compared to $184,127 for the same period of 2024. The increase was primarily related to vesting of stock options and RSUs granted in December 2024;

(iv)	office administrative and insurance expenses of $320,901, compared to $360,765 for the same period of 2024;

(v)	management fees, salaries and benefits of $303,874, compared to $262,006 for the same period of 2024;

(vi)	filing, listing, dues and subscriptions expenses of $121,290, compared to $112,843 for the same period of 2024; and

(vii)	travel, website design and hosting expenses of $51,748, compared to $32,775 for the same period of 2024.

For the nine months ended September 30, 2025, depreciation expenses were $106,305, compared to $90,157 in the same period of 2024. The increase was primarily due to depreciation of new equipment acquired in the prior year.

For the nine months ended September 30, 2025, our loss from operations was $5,081,961, compared to $7,146,761 for the same period of 2024. The decrease was primarily for the decrease of exploration expenses, partially offset by the increase of general and administrative expenses.

Liquidity and Capital Resources

	As at September 30, 2025	As at December 31, 2024
Cash and cash equivalents	$3,289,803	$3,880,747
Working capital(1)	3,223,888	3,697,987
Total assets	4,711,217	5,149,151
Total current liabilities	581,379	420,241
Accounts payable	40,284	185,251
Accrued liabilities	331,252	28,983
Total non-current liabilities	279,430	283,775
Stockholders’ equity	$3,850,408	$4,445,135

(1)	Working capital is the difference between the total current assets and total current liabilities.

As of September 30, 2025, we had cash and cash equivalents of $3,289,803, compared to $3,880,747 as of December 31, 2024, and restricted cash of $42,966, compared to $86,261 as of December 31, 2024. The decrease in cash was primarily due to general and administrative expenses and exploration expenditures, partially offset by the net proceeds from sales under the ATM Program. We had other receivables of $12,388, compared to $7,419 as of December 31, 2024. The increase in other receivables was mainly for interest receivables from term deposits. We had prepaid expenses of $445,390 as of September 30, 2025, compared to $108,943 as of December 31, 2024. The increase in prepaid expenses was primarily due to the $197,108 cash advances to a third party technical consulting company for management of the exploration program for the Whistler Project, the increase of prepaid corporate development expenses and prepaid dues and subscriptions expenses, partially offset by the decrease of prepaid insurance expenses.

As of September 30, 2025, we had current liabilities of $581,379, compared to $420,241 as of December 31, 2024. Current liabilities as of September 30, 2025, consisted of: (i) accounts payable of $40,284, compared to $185,251 as of December 31, 2024; (ii) accrued liabilities of $331,252, compared to $28,983 as of December 31, 2024; (iii) current portion of lease liabilities of $28,980, compared to $25,144 as of December 31, 2024; (iv) other payables of $180,863, which remained the same as of December 31, 2024. The increase in total current liabilities was primarily driven by higher accounts payables and accrued liabilities related to expenditures incurred during the 2025 field season exploration activities.

We have not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, our initial public offering (the “IPO”), the exercise of share purchase warrants and our ATM Program. Our ability to meet our obligations and finance exploration activities depends on our ability to generate cash flow through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the ATM Program, share purchase warrant exercises, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing, which may not be available on acceptable terms, or at all.

As of September 30, 2025, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025, was $4,696,634, compared to $6,640,446 during the same period of 2024. The decrease in cash used was due primarily to a decrease in operating expenses during this period. During the nine months ended September 30, 2025, net cash used in operating activities primarily consisted of:

(i)	prepaid expenses used cash of $336,447 in the nine months ended September 30, 2025, compared to $430,548 in the same period of 2024;
(ii)	accrued liabilities provided cash of $302,269 in the nine months ended September 30, 2025, compared to accrued liabilities using cash of $82,105 in the same period of 2024;
(iii)	accounts payable used cash of $144,967 in the nine months ended September 30, 2025, compared to accounts payable providing cash $272,917 in the same period of 2024; and
(iv)	other receivables used cash of $4,969 in the nine months ended September 30, 2025, compared to other receivables providing cash of $121,603 in the same period of 2024.

Significant operating expenditures during the nine months ended September 30, 2025, and 2024, included general and administrative expenses and exploration expenditures.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, was $nil, compared to $171,835 relating to the purchase of equipment during the same period of 2024.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $4,062,395, attributable to the net proceeds received from the ATM Program, compared to $10,202 during the same period of 2024, which related to the allocated personnel costs from GoldMining.

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

Future Commitments

We have obligations pursuant to underlying agreements on the Whistler Project, as follows:

1.	2.75% net smelter return (“NSR”) over all 377 claims and extending outside the current claims over an Area of Interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics Alaska Exploration Inc. (as assumed by us on August 5, 2015) in favour of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5,000,000. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an Area of Interest specified by standard township sub-division overlying the Whistler Deposit and Raintree West deposit to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between us (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in-interest to Cominco American Incorporated). In October 2025, following the acquisition of Sandstorm Gold Ltd. by Royal Gold, Inc., the interest was transferred to RG Royalties, a wholly owned subsidiary of Royal Gold, Inc..

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between us and Gold Royalty U.S. Corp.

In July 2025, we entered into an agreement for professional services with Equity Geoscience Ltd. for the management of an exploration program for the Whistler Project. The agreement included an approved work order totaling $1,844,000 for the period from January 1, 2025, to April 30, 2026. The work order may be paused, postponed or terminated by either party with 30 days written notice. In October 2025, we amended the work order to $2,094,000. Additionally, as of the date of this filing, we have paid $1,969,848 towards the approved work order.

Transactions with Related Parties

We share personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining, which owned 76.6% of our outstanding shares of Common Stock as at September 30, 2025. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the three and nine months ended September 30, 2025, the allocated costs from GoldMining to us were $nil ($5,511 and $23,877 for the three and nine months ended September 30, 2024, respectively). Out of the allocated costs for the three and nine months ended September 30, 2024, $2,294 and $13,675, respectively, were for non-cash stock based compensation expenses. During the nine months ended September 30, 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

During the three and nine months ended September 30, 2025, we incurred $1,019 and $4,726, respectively, ($1,299 and $140,812 during the three and nine months ended September 30, 2024, respectively), in general and administrative expenses related to website design, video production, website hosting services and marketing services paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

During the three and nine months ended September 30, 2025, stock-based compensation expenses included stock-based compensation recovery of $8,687 and $6,269, respectively (stock-based compensation expenses of $2,132 and $7,232, respectively during the three and nine months ended September 30, 2024), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022.

Related party transactions are recorded based on the amounts agreed to by the parties. During the quarters ended September 30, 2025, and 2024, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date hereof, we have 13,273,195 shares of our Common Stock outstanding, including 254,000 performance based Restricted Shares. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 279,800 shares of our Common Stock at an exercise price of $10 per share, 8,561 outstanding RSUs, and outstanding Warrants to purchase 1,740,992 shares of our Common Stock at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or Warrants will be exercised in the future.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this MD&A, our disclosure controls and procedures were effective. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. GOLDMINING INC.

Date: November 13, 2025	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Tyler Wong
Tyler Wong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

