Form 10-K
period 2025-12-31
U.S. GoldMining Inc.
filed 2026-03-20
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, based on a closing price per share of $8.20 was $20,587,453.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,322,293 shares of common stock, par value $0.001 per share, outstanding as of March 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2026 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections entitled “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements”, and elsewhere herein. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

This Annual Report utilizes the following defined terms:

“Indicated Mineral Resource” or “Indicated Resource” under S-K 1300, is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an Indicated Mineral Resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an Indicated Mineral Resource has a lower level of confidence than the level of confidence of a Measured Mineral Resource, an Indicated Mineral Resource may only be converted to a Probable Mineral Reserve. Under NI 43-101, it means that part of a Mineral Resource for which quantity and quality, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

“Induced Polarization” or “IP” means a method of ground geophysical surveying employing an electrical current to determine indications of mineralization.

“Inferred Mineral Resource” or “Inferred Resource” under S-K 1300, is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an Inferred Mineral Resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an Inferred Mineral Resource has the lowest level of geological confidence of all Mineral Resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an Inferred Mineral Resource may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Resource. Under NI 43-101, it is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

“Measured Mineral Resource” under S-K 1300, is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured Mineral Resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured Mineral Resource has a higher level of confidence than the level of confidence of either an Indicated Mineral Resource or an Inferred Mineral Resource, a Measured Mineral Resource may be converted to a Proven Mineral Reserve or to a Probable Mineral Reserve. Under NI 43-101, it means that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques.

“Mineral Reserve” under S-K 1300, is an estimate of tonnage and grade or quality of Indicated and Measured Mineral Resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a Measured or Indicated Mineral Resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Under NI 43-101, it means the economically mineable part of a Measured Mineral Resource or Indicated Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

“Mineral Resource” under S-K 1300, is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A Mineral Resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Under NI 43-101, it means a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

“modifying factors” under S-K 1300, are the factors that a qualified person must apply to Indicated and Measured Mineral Resources and then evaluate in order to establish the economic viability of Mineral Reserves. A qualified person must apply and evaluate modifying factors to convert Measured and Indicated Mineral Resources to Proven and Probable Mineral Reserves. These factors include, but are not restricted to: mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.

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

NOTICE REGARDING DISCLOSURE OF MINERAL PROPERTIES

The technical report summary for the gold-copper exploration project located in the Yentna Mining District, approximately 170 km northwest of Anchorage, in Alaska (the “Whistler Project”), included herewith, has been prepared in accordance with S-K 1300, which governs disclosure for mining registrants. Such technical report summary titled “Whistler Gold-Copper Project, S-K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Alaska, United States of America” with a date of issue of March 19, 2026, and an effective date of March 2, 2026 (the “S-K 1300 Report”), which was prepared by Qualified Persons (each, a “QP”) under S-K 1300 at Ausenco Engineering Canada ULC (“Ausenco”) and Moose Mountain Technical Services (“MMTS”), and independent of us, is included as Exhibit 96.1 in this Annual Report.

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

The scientific and technical information concerning the Whistler Project in this Annual Report have been reviewed and approved by Tim Smith, P.Geo, our Chief Executive Officer, a QP under S-K 1300 and NI 43-101.

Unless otherwise indicated, the scientific and technical information contained in this Annual Report regarding the Whistler Project has been derived from the S-K 1300 Report, is included as Exhibit 96.1. Canadian readers should also refer to our NI 43-101 Technical Report titled “Whistler Gold-Copper Project, NI 43-101 Technical Report and Preliminary Economic Assessment” with an effective date of March 2, 2026 (the “NI 43-101 Report”), a copy of which is available under our profile at www.sedarplus.ca.

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

We are a subsidiary of GoldMining, a Toronto Stock Exchange and NYSE American listed precious metals exploration and development company that was incorporated in 2009 and whose disclosed strategy is to expand its property portfolio through accretive transactions of resource stage gold projects and to advance its properties towards development. As of the date hereof, GoldMining owns 9,878,261 shares of common stock, par value $0.001 per share (the “Common Stock”), representing approximately 74.2% of our outstanding Common Stock, and warrants (the “Warrants”) to purchase 122,490 shares of Common Stock.

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

During 2024, we completed six diamond core holes for 4,006 m, bringing the total drill production meterage for 2023 and 2024 to 6,240 m. Four drill holes for 2,782 m were completed at the Whistler Deposit, and two drill holes for 1,224 m were completed at the Raintree Deposit located approximately one kilometer east of the Whistler Deposit. In 2025, we completed a total of 621.25 m of shallow shock auger drilling to collect basal till and top-of-bedrock samples in the Whistler Orbit area, part of an exploration program to collect geochemical evidence which combined with geophysical interpretation has developed numerous deeper porphyry exploration targets.

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

We conduct exploration activities in accordance with applicable regulatory requirements and with the objective of minimizing undue impacts to land and water resources. Portions of our exploration activities have taken place on previously disturbed lands, allowing us to reduce impacts on plant life and soil.

There are no species listed as threatened or endangered in the project area. We have conducted initial environmental baseline studies, including water quality, fish species, wetland and wildlife studies. We continue to advance these studies inline with permit and license requirements as set out by the State of Alaska. We take care to ensure water quality and fish are protected during water diversion for its use in drilling, including screening of water intakes and pumps.

We are investing in Alaska through working with local suppliers and contractors and supporting local initiatives important to the community. We have commenced community consultations to share with stakeholders our plans for the Whistler Project, prioritizing meeting with community organizations, native groups and government.

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

In order to conduct drilling and other exploration activities under the laws of Alaska, we submitted an Application for Permit to Mine (“APMA”) to Alaska’s Department of Natural Resources (“ADNR”) on June 30, 2022, and on September 22, 2022, the ADNR approved Multi-Year 2022-2026 Exploration and Reclamation Permit Number 2778 for Hardrock Exploration – Skwentna River – Yentna Mining District (the “Exploration Permit”) and Reclamation Plan Approval Number 2778 (“Reclamation Plan”). For additional information, see “Item 2. Properties”.

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

Employees

As of December 31, 2025, we had a total of ten employees, seven of which were full time employees. We rely upon and engage consultants on a contract basis to provide services, management and personnel who assist us to carry on our administrative, stockholder communication and project exploration activities in the United States.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors in addition to the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our shares of Common Stock or other securities. The risks described below are not the only ones facing us. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks and caution that other unknown risks may exist or may arise that may affect our business.

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

The estimates for Mineral Resources contained herein are estimates only and no assurance can be given that the anticipated tonnages and grades will be achieved. There are numerous uncertainties inherent in estimating Mineral Resources, including many factors beyond our control. Such estimation is a subjective process, and the accuracy of any Mineral Resource estimate is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation. In addition, there can be no assurance that gold recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production, if any. If our actual Mineral Resources are less than current estimates or if we fail to develop our Mineral Resource base through the realization of identified mineralized potential, our results of operations or financial condition may be materially and adversely affected. Evaluation of Mineral Resources occurs from time to time and they may change depending on further geological interpretation, drilling results and metal prices. The category of Inferred Mineral Resource is often the least reliable Mineral Resource category and is subject to the most variability. We regularly evaluate our Mineral Resources and consider the merits of increasing the reliability of our overall Mineral Resources.

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

If the development of the Whistler Project or any other projects we may acquire in the future is found to be economically feasible and we seek to develop an operating mine, the development of such a mine will require obtaining permits and financing the construction and operation of the mine itself, processing plants and related infrastructure. As a result, we will be subject to certain risks associated with establishing new mining operations, including:

●	uncertainties in timing and costs, which can be highly variable and considerable in amount, of the construction of mining and processing facilities and related infrastructure;

●	we may find that skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants are unavailable or available at costs that are higher than we anticipated;

●	we will need to obtain necessary environmental and other governmental approvals and permits and the receipt of those approvals and permits may be delayed or extended beyond what we anticipated, or that the approvals and permits may contain conditions and terms that materially impact our ability to operate a mine;

●	we may not be able to obtain the financing necessary to finance construction and development activities or such financing may be on terms and conditions costlier than anticipated, which may make mine development activities uneconomic;

●	we may suffer industrial accidents as part of building or operating a mine that may subject us to significant liabilities;

●	we may suffer mine failures, shaft failures or equipment failures which delay, hinder or halt mine development activities or mining operations;

●	reliable infrastructure may not be developed in a timely manner or accessible to our operations;

●	our mining projects may suffer from adverse natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;

●	we may discover unusual or unexpected geological and metallurgical conditions that could cause us to have to revise or modify mine plans and operations in a materially adverse manner; and

●	the exploration, development or operation of projects may become subject to opposition from nongovernmental organizations, environmental groups or local groups, which may delay, prevent, hinder or stop development activities or operations.

Some or all of these risks may not be covered by our insurance policies. In addition, we may find that the costs, timing and complexities of developing the Whistler Project or any other future projects to be greater than we anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. Accordingly, our activities may not result in profitable mining operations at our mineral properties.

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

The mining industry is intensely competitive in all of its phases, and we compete with many companies possessing greater financial and technical resources. Competition in the precious metals mining industry is primarily for: (i) mineral rich properties that can be developed and produced economically; (ii) technical expertise to find, develop, and operate such properties; (iii) labor to operate the properties; and capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals but conduct refining and marketing operations on a global basis. Such competition may result in us being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund our operations and develop mining properties. Existing or future competition in the mining industry could materially adversely affect our prospects for mineral exploration and success in the future.

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

The acquisition of title to mineral properties is a very detailed and time-consuming process. Title to, and the area of, mineral concessions may be disputed. Although we believe we have taken reasonable measures to ensure proper title to our interests in our properties, there is no guarantee that title to any such properties will not be challenged or impaired. Third parties may have valid claims underlying portions of our interests, including prior unregistered liens, agreements, transfers or claims and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate on such properties as permitted or to enforce our rights with respect to such properties.

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

In the past, members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the U.S. General Mining Law. If adopted, such legislation, among other things, could eliminate or greatly limit the right to a mineral patent, impose federal royalties on mineral production from unpatented mining claims located on U.S. federal lands, result in the denial of permits to mine after the expenditure of significant funds for exploration and development, reduce estimates of Mineral Reserves and reduce the amount of future exploration and development activity on U.S. federal lands, all of which could have a material and adverse effect on our ability to operate and its cash flow, results of operations and financial condition.

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

We expect that any decision made by any such directors and officers involving our business will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to our best interests and our stockholders’ best interests, but there can be no assurance in this regard.

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

No evaluation can provide complete assurance that our financial and disclosure controls will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be reported. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of financial reporting and financial statement preparation. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgements. No material weaknesses have been identified for the year-ended December 31, 2025. If we identify or are unable to successfully remediate any future material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

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

Our largest shareholder could significantly influence our business.

As of the date of this Annual Report, GoldMining owns approximately 74.2% of our outstanding Common Stock. As such, GoldMining is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes, may have the effect of delaying, preventing or expediting, as the case may be, a change in control and may adversely affect the market price of our securities. Further, the possibility that GoldMining or any other significant stockholders may sell all or a large portion of their securities in a short period of time could adversely affect the trading price of our shares of Common Stock. Also, the interests of such stockholder may not be in the best interests of all stockholders.

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

See also “Item 1A. Risk Factors – Risks Related to our Business and Industry – We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our reputation and ability to effectively operate our business.”

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

Project Description, Location and Access

The Whistler Project is a gold-copper project located in the Yentna Mining District of Alaska, approximately 170 km (105 miles) northwest of Anchorage. The project is an exploration stage property as defined under S-K 1300.

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

500,000 mE
550,000 mE
600,000 mE
650,000 mE
700,000 mE
6,900,000 mN
6,850,000 mN
6,800,000 mN
N
S
E
W
Whistler Deposit
Petersville
Talkeetna
Amber Lake
Skwentna
State Highway 3
Willow
Susitna River
Palmer
Wasilla
Knik
Eklutna
Port Mackenzie
Anchorage
Beluga
Tyonek
Whistler Gold-Copper Property
Proposed West Susitna Access Road
AIDEA
AK DOT
50 km
Legend
Communities
Electric Transmission Lines
Proposed West Susitna Access Road
Railway
Roads
Whistler Property Outline

Figure 1	Whistler Project in relation to Anchorage and the proposed West Susitna Access Road.

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

The Company currently holds multi-year Exploration and Reclamation Permit Number 2778 for Hardrock Exploration – Skwentna River – Yentna Mining District, issued by Alaska Department Natural Resources, Division of Mining, Land and Water. U.S. GoldMining has a good understanding of future permitting requirements, however the associated timelines and permit conditions have yet to be determined.

There are no other significant encumbrances, significant factors, or risks relating to the property or work on the property.

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

Commencing 2014, the Alaska State Government has studied a ‘Roads to Resources’ initiative. The Alaska Industrial Development and Export Authority (“AIDEA”) has published several studies since 2014 to assess potential road routes and alternatives, and to assess economic benefits of constructing a public access road from Palmer/Wasilla to the Susitna Mining District in the Alaska Range. On October 27, 2021, AIDEA announced the receipt of $8.5 million in funds for the advancement of predevelopment work for the West Susitna Access Road (“WSAR”) project, which would extend into areas west of Cook Inlet in Southcentral Alaska in the vicinity of the Whistler Project. During 2022 - 2024, AIDEA undertook road engineering investigations to support road design and test alternatives, environmental baseline surveys and archaeological surveys, and stakeholder consultation. In 2023, the Alaska Department of Transportation and Public Facilities (the “DOT”) subsequently announced that it has included the first 25 miles of the proposed WSAR within its State Transportation Infrastructure Plan.

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

We are fully permitted to undertake our currently planned exploration activities. On June 30, 2022, we submitted an APMA to the ADNR in order to commence exploration field work activities in 2023. On September 22, 2022, the ADNR approved the Exploration Permit and Reclamation Plan, titled Miscellaneous Land Use Permit For Exploration and Reclamation Permit #2778. On July 7, 2023, we received approval for Amendment #1 to the APMA, incorporating alterations to our exploration plans for 2023 and 2024. On August 6, 2024, we received approval for Amendment #2 to the APMA, incorporating alterations to our exploration plans for 2024. On May 28, 2025, we received approval for Amendment #3 to the APMA, incorporating alterations to our exploration plans for 2025 and 2026. The Exploration Permit allows us to conduct exploration including drilling, operate and maintain a camp including storage of fuel, and to transport people, equipment and consumables to the Whistler Project. We currently expect to file amendment applications for APMA 2278 annually, as exploration results and strategy evolve, in order to ensure exploration programs are fully authorized. Prior to expiry of AMPA 2278 on December 31, 2026, we currently plan to apply for a new Exploration Permit.

Drilling

A total of 76,493 m of diamond drilling in 267 holes are documented in the Whistler database for drilling on the Whistler Project by Cominco, Kennecott, Geoinformatics, Kiska and us from 1986 to the end of 2024. Of these drillholes 25,121 m in 57 holes have been drilled in the Whistler Deposit area, 20,803 m in 42 holes have been drilled in the Raintree area, and 15,841 m in 42 holes comprise the Island Mountain resource area. There are 14,727 m in 79 holes in areas outside the three aforementioned mineral resource areas.

A total of 7 holes totaling 4,461.35 m were drilled on the Whistler Deposit by U.S. GoldMining from 2023-2024. These holes were targeted to in-fill gaps from the previous drill campaigns and to test potential extensions of mineralization on the western and southern margins of the Whistler Deposit, and to depth. A total of 2 holes totaling 1,223.62 m was drilled on the Raintree West target by U.S. Goldmining in 2024. These holes tested the modeled geology of the deposit and a southwestern extension of mineralization. Subsequently, drilling completed across the project now totals 76,493 m.

In 2025, we completed an exploration program comprising a total of 169 scout auger drill holes completed on a systematic grid pattern over the “Whistler Orbit”, an area of approximately 7.5 km by 4.5 km comprising a cluster of porphyry targets surrounding the existing Whistler and Raintree gold-copper porphyry deposits. The scout drilling was for exploration purposes, comprising shallow (<10m depth) geochemical sampling of basal till and top-of-bedrock, and is not a valid drilling method for utilization in resource estimation purposes. The scout drilling outlined several areas of anomalous gold and copper geochemistry which we consider to be exploration targets warranting follow up deeper diamond core drilling.

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

Mineral Processing and Metallurgical Testing

Metallurgical testing had been carried out in four phases starting with the 2004/2005 preliminary testing in Salt Lake City under the general supervision of Kennecott, two phases conducted under Kiska at G&T Laboratories in Kamloops during 2010 to 2012, and a fourth and most recent phase conducted by us at BaseMet Laboratories in Kamloops in 2025. Historic metallurgical test work is detailed in the S-K 1300 Report.

In 2025, U.S. GoldMining engaged Base Metallurgical Laboratories Ltd. located in Kamloops, (BC, Canada) to perform metallurgical testing. Test work was conducted on one master composite sample and eight variability samples comprising material from fresh drill cores collected from four drillholes from the 2023 and 2024 drill campaigns.

Laboratory testing included comminution characterization, flotation to recover copper and gold, and cyanidation, with the objective of achieving optimized metal recovery results. Test work data were provided to Ausenco in June of 2025 by Base Metallurgical Laboratories Ltd.

Comminution data indicated that the Whistler Deposit mineralized material is categorized as very competent with an average Bond Ball Mill Work Index (BWi) of 21.8 kilowatt-hour per tonne (kWh/t) and an average Drop Weight Index (DWI) of 10.9 kilowatt-hour per cubic meter (kWh/m3) across the eight variability composites.

The results from the 2025 flotation and leach testing support the following conclusions:

●	Rougher flotation tests indicate an optimum primary grind size target of P80 = 120 microns (µm).
●	Flotation testwork included sufficient variability to represent the majority of the head grades present in the current mine plan.
●	Recovery to a 25% Cu flotation concentrate is modeled as a function of feed head grades, with average life-of-mine recoveries across the current mine plan of 77.4% Cu, 62.1% Au, and 44.8% Ag.
●	An additional flotation tailings leach circuit is expected to extract 74.9% Au and 20.5% Ag from the residual gold and silver present in the flotation tailings. Applying these extractions, together with an assumed 5% soluble metal loss, results in incremental metal recoveries averaging 27.0% Au and 10.7% Ag over the life of mine.
●	Overall metal recoveries, combining flotation concentrate and doré products, are expected to average 77.4% Cu, 89.1% Au, and 55.5% Ag over the life of mine.
●	Concentrates generated from the recent test work generally contained very low concentrations of deleterious elements, based on a single concentrate sample produced from the final locked-cycle flotation test on the Master Composite. The reported trace element assays do not indicate penalty levels of deleterious elements.

Mineral Resource Estimates

The Project total Mineral Resource estimate was updated to support the Initial Assessment (see “Initial Assessment” below). The updated Mineral Resource estimate was completed by Moose Mountain Technical Services incorporating diamond core drilling completed in 2024 (which was note included in the previous Mineral Resource estimate with effective date September 12, 2024) and included updated recoveries, costs and prices to align with the mining planning portion of the Initial Assessment. The effective date of the updated Mineral Resource estimate was March 2, 2026.

The Mineral Resource estimate includes estimated Indicated Mineral Resources of 299 Mt at 0.57 g/t AuEq for a total of 5.41 Moz AuEq and Inferred Mineral Resources of 291 Mt at 0.54 g/t AuEq for an additional 4.97 Moz AuEq.

The Mineral Resource estimate includes the Whistler, Raintree West, and Island Mountain deposits and is summarized in Table 1 for the base-case cutoff grade. The resource is prepared under direction of independent QPs and in accordance with Subpart 1300 of Regulation S-K for reporting mineral properties (CFR Title 17 § 229.1300-1305). See Section 11 of the S-K 1300 Report.

The resource utilizes pit shells to constrain resources at the Whistler, Island Mountain, and Raintree West gold-copper deposits, as well as an underground potentially-mineable shape to constrain the Mineral Resource estimate for the deeper portion of the Raintree West deposit. The current estimate uses metal prices of US$2,750/oz gold price, US$4.35/pound (“lb”) copper and US$30/oz silver, updated recoveries, smelter terms and costs, as summarized in the notes to Table 1-1. Metal prices have been chosen based partially on market consensus research by CIBC Capital Markets based on mean prices from 2025 and forecast up to 2026 for long term prices. The metal prices chosen also considered the spot prices and the three-year trailing average prices. For all three metals, the final prices used for this resource estimate are below both the spot metal price and the three-year trailing average, which is considered an industry standard in choosing prices.

The base-case cutoff grade for open pit mining is US$13.40/t for all three deposits, which covers the processing cost of US$11.25/t and the general and administration (“G&A”) costs of US$2.15/t; this is the marginal cutoff for which mining costs are not included. Cutoff grades for underground mining are based on processing costs plus US$17.10/t for underground bulk mining, to define the marginal cutoff NSR grade. There has been drilling in 2023 and 2024 which resulted in updated geological modelling, resource estimation parameters and an updated resource estimate.

For the Mineral Resource cutoff grade determination, a 3.0% NSR was assumed. This is derived from the sum of a 2.75% royalty to MF2 plus a 1% royalty to Gold Royalty Corp., with an assumption that U.S. GoldMining can negotiate a buy-back of a 0.75% NSR, for a net 3.0% NSR, as is customary to occur for similar project developments. In preparing the resource estimate herein, a sensitivity analysis has also been conducted by the author. Based on such analysis, utilizing a higher 3.75% NSR royalty rate in determining a cutoff grade would not materially impact the estimates contained herein and would be de minimis (approximately 0.7% differential of total metal in the Whistler pit on a gold equivalent basis).

These Mineral Resource estimates include Inferred Mineral Resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

The QP is of the opinion that issues relating to all relevant technical and economic factors likely to influence the prospect of economic extraction can be resolved with further work. These factors may include environmental permitting, infrastructure, sociopolitical, marketing, or other relevant factors.

The following table sets forth the Mineral Resource estimates detailed in the S-K 1300 Report, with an effective date of March 2, 2026.

As a point of reference, the in-situ gold, copper and silver mineralization are inventoried and reported by intended mining method (open pit or underground mining method).

Table 1: Mineral Resource Estimate for the Whistler Project (Effective date: March 2, 2026)

		Cutoff	ROM tonnage	In situ Grades					In situ Metal
Class	Deposit	($/t)	(ktonnes)	NSR ($/t)	AuEq (g/t)	Au (g/t)	Cu (%)	Ag (g/t)	AuEq (Koz)	Au (koz)	Cu (klbs)	Ag (koz)
Indicated	Whistler	$13.40	284,203	38.74	0.562	0.409	0.154	1.7	5,132	3,740	964,275	15,808
	Raintree-Pit		10,332	35.63	0.517	0.420	0.076	4.8	156	128	15,356	1,321
	Indicated Open Pit		294,535	38.63	0.560	0.410	0.151	1.8	5,287	3,868	979,631	17,129
	Raintree-UG	$40 shell	4,619	58.81	0.853	0.713	0.118	5.4	127	106	12,036	795
	Total Indicated	varies	299,154	38.94	0.565	0.414	0.151	1.9	5,414	3,973	991,667	17,924
Inferred	Whistler	$13.40	4,967	38.37	0.556	0.433	0.115	1.2	89	69	12,549	192
	Island Mountain		187,283	29.04	0.421	0.376	0.043	0.9	2,535	2,263	178,368	5,299
	Raintree-Pit		18,780	37.83	0.548	0.471	0.057	4.3	289	252	19,475	1,927
	Inferred Open Pit		211,030	30.04	0.436	0.386	0.046	1.2	2,913	2,584	210,392	7,418
	Raintree-UG	$40 shell	79,717	55.32	0.802	0.692	0.102	2.7	2,055	1,773	179,964	6,843
	Total Inferred	varies	290,747	36.97	0.536	0.470	0.062	1.6	4,969	4,357	390,355	14,261

Notes:

1.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
2.	The Mineral Resource for the Whistler, Island Mountain, and the upper portions of the Raintree West Deposits have been confined by an open pit with “reasonable prospects of eventual economic extraction” using the following assumptions:

●	metal prices of $2,750/oz Au, $4.35/lb Cu and $30/oz Ag;
●	payable metal of 94.8% payable for Au, and 96.5% payable for Cu, 88.2% payable for Ag;
●	refining costs for Au of $7.50/oz, for Ag of $1.00/oz and for Cu of $0.065/lb;
●	offsite costs of $165.65/t;
●	royalty of 3% NSR;
●	pit slopes of 50 degrees;
●	mining cost of $2.75/t for waste and mineralized material; and
●	processing costs of $11.25/t, general and administrative costs of $2.15/t.

3.	The open pits at Whistler and Island Mountain use the 150% NSR case, with the upper portion of Raintree West using the 100% NSR case. The lower portion of the Raintree West deposit has been constrained by a mineable shape within a “reasonable prospects of eventual economic extraction” shape using a $40.00/t cut-off.
4.	Metallurgical recoveries are: 87.8% for Au, 75.4% for Cu, and 49.1% Ag.
5.	The NSR equation is: NSR ($/t)=(100%-3%)*((Au(g/t)*87.8%*$78.57/g) + (Cu%*75.4%*$3.88/lb*2204.62 + Ag(g/t)*49.1%* $0.77)).
6.	The gold equivalent equation is: AuEq=Au + Cu*0.9361 + 0.0055Ag.
7.	The specific gravity for each deposit and domain ranges from 2.76 to 2.91 for Island Mountain, 2.60 to 2.72 for Whistler with an average value of 2.80 for Raintree West.
8.	Numbers may not add due to rounding.
9.	Abbreviations used above: $/t = USD$ per tonne; ktonnes = ‘000 tonnes; NSR = Net Smelter Royalty; AuEq = gold equivalent grade; g/t = grammes per tonne; koz = ‘000 ounces; klbs = ‘000 pounds.

Comparison to the Previous Resource Estimate

The table below compares the current resource estimate to the previous, 2024 resource estimate, which was also the current resource as of the end of the fiscal year ended December 31, 2025. Changes to the resource are due to drilling at Whistler in 2024, as well as updates to the recoveries, smelter terms, mining and processing costs, cutoff grade and metal prices.  The increase in metal prices increased the NSR while the relative increase in gold price compared to copper and silver causes the decrease in AuEq value for the 2026 estimate.

Table 2: Comparison of 2026 Mineral Resource estimate for the Whistler Project (Effective date: March 2, 2026) against the 2024 Mineral Resource estimate (Effective date: September 12, 2024; current mineral resource at the end of the fiscal year ended December 31, 2025).

Whistler Project Mineral Resource estimate	Classification	ktonnes	NSR (US$/t)	AuEq (g/t)	Au (g/t)	Cu (%)	Ag (g/t)	AuEq (Moz)	Au (Moz)	Cu (klbs)	Ag (Moz)
ALL DEPOSITS 2026 Mineral Resource estimate	INDICATED	299,154	38.94	0.56	0.41	0.15	1.88	5.41	3.97	991.67	17.92
	INFERRED	290,747	36.97	0.536	0.470	0.062	1.55	4.97	4.36	390.36	14.26
ALL DEPOSITS 2024 Mineral Resource estimate	INDICATED	294.47	22.91	0.685	0.415	0.158	2.01	6.48	3.93	1,023.71	18.99
	INFERRED	198.24	21.82	0.652	0.519	0.073	1.81	4.16	3.31	316.92	11.52
% DIFFERENCE 2026 vs 2024 Mineral Resource estimate	INDICATED	1.6%	70.0%	-17.6%	-0.3%	-4.5%	-5.7%	-16.5%	1.0%	-3.1%	-5.6%
	INFERRED	46.7%	69.4%	-17.8%	-9.6%	-15.1%	-11.6%	19.5%	31.6%	23.2%	23.8%

Notes:

See Table 1-1 for notes on 2026 Mineral Resource estimate.

2024 Mineral Resource estimate Notes:

1.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
2.

The Mineral Resource for the Whistler, Island Mountain, and the upper portions of the Raintree West deposits have been confined by an open pit with “reasonable prospects of economic extraction” using the following assumptions:

●	Metal prices of US$1,850/oz Au, US$4.00/lb Cu and US$23/oz Ag;
●	Payable metal of 95% payable for Au and Ag, and 96.5% payable for Cu
●	Refining costs for Au of US$12.45/wmt, for Ag of US$3.47/wmt and for Cu of US$25.35/wmt.
●	Offsite costs for Au of US$77.50/wmt, for Ag of US$3.50/wmt and for Cu of US$55.00/wmt.
●	Royalty of 3% NSR;
●	Pit slopes are 50 degrees;
●	Mining cost of US$2.25/t for waste and mineralized material; and
●	Processing, general and administrative costs of US$7.90/t.

3.	The lower portion of the Raintree West deposit has been constrained by a mineable shape with “reasonable prospects of eventual economic extraction” using a US$25.00/t cut-off.
4.	Metallurgical recoveries are: 70% for Au, 83% for Cu, and 65% Ag for Ag grades below 10g/t. The Ag recovery is 0% for values above 10g/t for all deposits.
5.	The NSR equations are: below 10g/t Ag: NSR (US$/t)=(100%-3%)*((Au*70%*US$54.646/t) + (Cu*83%*US$3.702*2204.62 + Ag*65%*US$0.664)), and above 10g/t Ag: NSR (US$/t)=(100%-3%)*((Au*70%*US$56.646g/t) + (Cu*83%*US$3.702*2204.62)) ;
6.	The Au Equivalent equations are: below 10g/t Ag: AuEq=Au + Cu*1.771 +0.0113Ag, and above 10g/t Ag: AuEq=Au + Cu*1.771
7.	The specific gravity for each deposit and domain ranges from 2.76 to 2.91 for Island Mountain, 2.60 to 2.72 for Whistler, with an average value of 2.80 for Raintree West.
8.	Numbers may not add due to rounding.

Initial Assessment

The purpose of the S-K 1300 Report is to report the technical and economic results and updated Mineral Resource estimate for the Project. The S-K 1300 Report was prepared to support the press release titled “U.S. GoldMining Announces Positive Preliminary Economic Assessment for Whistler Gold-Copper Project, Alaska” dated March 2, 2026.

The Whistler Deposit is amenable to conventional drill, blast, load, and haul open-pit mining methods. Open pit mine designs, a mine production schedule, and mine capital and operating costs have been developed for the Whistler Deposit at a scoping level of engineering. The Raintree West and Island Mountain deposit resources are not included in this mine plan.

The open pit is designed for approximately 14.6 years of operations, inclusive of one year of pre-production mining, and one year of low-grade stockpile rehandling to the mill after the open pit is exhausted. The Run-of-Mine (“ROM”) production contained within the designed open pit, summarized in Table 3 with a 0.19 g/t gold equivalent cutoff grade (NSR:$13.40/t), forms the basis of the Whistler Mine Plan. These contents are a subset of the Indicated Mineral Resource estimate described above; Inferred Mineral Resources have been treated as waste.

Table 3:	Whistler Plan ROM Production Results

Pit Content	Parameter
Mill Feed	211 Mt
Average Gold Grade	0.44 g/t
Average Copper Grade	0.16%
Average Silver Grade	1.8 g/t
Waste Material	465 Mt
Strip Ratio	2.2

Mill feed quantities and grades include estimates of mining dilution and recovery based on 20 x 20 x 10 m selective block sizes and an additional 3% dilution applied to account for waste edge contracts on the outer edges of the mineralization. This dilution is balanced with an estimated 97% mining recovery.

The crusher will be fed with material from the pit and stockpile at an average feed rate of 40,000 tonnes per day (t/d).

The open pit is split into four phases, targeting highest to lowest economic value between the pushbacks. The first phase will commence near the center of the deposit, where the highest grade of mineralized material and lowest strip ratio will be encountered and the remaining phases targeting progressively higher strip ratios and lower grades.

Mill feed will be sent to the crusher directly north of the open pit, or to the low-grade stockpile next the crusher. This low-grade facility will be reclaimed to the crusher/mill during and at the end of the mine life.

Preliminary estimates indicate that 55% of the pit waste rock is potentially acid-generating (“PAG”). Another 12% of pit waste rock is undefined and PAG overburden. These PAG quantities will be stored sub aqueously within the co-disposal storage facility (“CDSF”).

Figure 2 shows the mine layout for the pit, stockpiles, and haul roads and Figure 3 shows the Whistler Mine Plan Production Schedule.

Figure 2 Whistler Project preliminary mine area general arrangement (source: S-K 1300 Report, 2026 Initial Assessment study).

Figure 3 Whistler Project preliminary mine production schedule, material mined and mill feed gold grades (source: S-K 1300 Report, 2026 Initial Assessment study).

The process flowsheet for the Whistler Gold-Copper project was selected based on preliminary metallurgical laboratory testing and preliminary economic modelling. The proposed process plant is designed to treat 40,000 t/d of mineralized material from the Whistler gold-copper porphyry deposit and incorporates conventional, proven technologies for:

●	primary crushing of run-of-mine mineralized material and stockpiling
●	secondary crushing and screening
●	high-pressure grinding roll (HPGR) milling
●	ball milling
●	copper rougher flotation with regrind
●	three-stage cleaning flotation
●	copper concentrate thickening and filtration
●	gold leaching followed by carbon-in-pulp (CIP) adsorption
●	gold desorption, electrowinning, filtration and smelting
●	carbon regeneration
●	cyanide detoxification
●	tailings thickening.

The on-site infrastructure required for the Project includes site access roads, waste rock storage facilities, stockpiles, infrastructure buildings, diesel storage and distribution, power plant and site electrical distribution, explosives magazine, water management structures, and a CDSF for storing tailings and PAG waste rock.

The off-site infrastructure required for the project includes the Whiskey Bravo airstrip (existing), power transmission line from Beluga Power Plant, West Susitna Access Road, and ship loading facility upgrades at Port Mackenzie.

Construction of the WSAR is expected to commence in 2026 or 2027 with completion of the road expected by 2030. Once the WSAR is completed, the Whistler site will be accessible by vehicle from Anchorage or Port Mackenzie. Employees, fuel, reagents, supplies, and concentrate will then be transported via the WSAR.

The capital and operating costs described in this Initial Assessment are based on open pit mining operations for the Whistler gold-copper project. The process plant is designed to treat 40,000 t/d of mineralized material, or 14.6 Mt/a, over a mine life of 14.6 years.

The capital cost estimate was developed in Q4 2025 to target a level of accuracy of -30% to +50%, which aligns with an Association for the Advancement of Cost Engineering International (“AACE International”) Class 5 level estimate. The estimate includes mining, processing, on-site infrastructure, off-site infrastructure, project indirects, project delivery, owners’ costs, and provisions. The total initial capital costs for the Project are estimated at US$1,278.6 million, including US$56.3 million of capitalized operating costs, and US$213.3 million of contingency. The life of mine (“LOM”) sustaining costs are estimated at US$381.1 million, while the closure costs are estimated at US$98.7 million. The capital cost summary is presented in Table 4.

Table 4:	Capital Cost Summary

WBS	Description	Capital Cost (US$M)	Sustaining Cost (US$M)	Total Cost (US$M)
1000	Mining	39.7	319.0	358.7
2000	Crushing and Conveyance	120.4	-	120.4
3000	Process plant	354.8	-	354.8
4000	On-site Infrastructure	187.6	14.2	201.8
5000	Off-site Infrastructure	72.6	35.7	108.3
	Total Direct Costs	775.1	368.9	1144.0
6000	Project Preliminaries	80.5	1.6	82.1
7000	Project Delivery	122.1	-	122.1
8000	Owner’s Costs	31.3	-	31.3
	Total Indirect Costs	233.9	1.6	235.5
	Total Direct + Indirect Costs	1,009.0	370.5	1,377.9
	Contingency	213.3	10.6	223.9
	Subtotal Capital Cost	1,222.3	381.1	1,603.4
	Capitalized Opex	56.3	-	56.3
	Closure Costs	-	-	98.7
	Total Capital Cost	1,278.6	381.1	1,758.4

Notes: Totals may not match due to rounding.

The capital cost estimate is based on budgetary quotations for equipment from recent advanced studies and execution projects, supplemented with Ausenco’s in-house database, and informed by Ausenco’s experience from similar operations in North America.

The following data were used as the basis of estimate: Mining schedules; PEA-level engineering design by Ausenco, including but not limited to design criteria, equipment lists, and material take-offs; Budgetary equipment quotes from similar recently completed advanced studies and execution projects; and additional data such as Lang factors and indirect costs from similar recently completed studies and projects.

The estimate also adhered to these parameters: No allowance was made for exchange rate fluctuations; No escalation was added to the final estimate; and no growth allowance was included.

The total operating costs for the Project are estimated at US$20.82/t or US$4,399.8 million over the 14.6-year mine life. These operating costs do not include pre-production operating costs. The operating cost estimate was developed in Q4 2025 to target a level of accuracy of -30% to +50%, which aligns with an AACE International Class 5 level estimate. A summary of operating costs is presented in Table 5.

Table 5:	Operating Cost Summary

Cost Area	LOM Total (US$M)	US$/t milled	% of Total
Mining	1,676.7	7.93	43.9
Process	2,325.8	11.00	47.9
G&A	216.1	1.02	4.5
G&A (Other) - Road Toll and Maintenance	181.2	0.86	3.7
Total	4,399.8	20.82	100

Note: Totals may not match due to rounding.

Mine operating costs are built up from first principles assuming an owner managed and operated scenario.

The following was used to determine the project’s LOM process operating costs in agreement with the cost definition and estimate methodologies outlined below. This basis considers the development of a process plant designed to treat 40,000 t/d of mineralized material. Process unit operations were benchmarked against similar or comparable processing plants to ensure accuracy of cost estimates. Detail for aassumptions made in developing the process operating cost estimate are listed in the S-K 1300 Report.

The following is a summary of the economic analysis included in the Initial Assessment set out in the S-K 1300 Report and should be read in conjunction with the more detailed information contained in the S-K 1300 Report. The economic analysis is based on 100% Indicated Mineral Resources and 0% Inferred Mineral Resources. The capital and operating cost estimates were developed in Q4 2025 to target a level of accuracy of -30% to +50%, which aligns with an AACE International Class 5 level estimate. The capital cost estimate includes a 21% contingency on the initial capital costs. The initial assessment has been evaluated using a discounted cashflow analysis. Cash inflow consists of annual revenue projections for the Project. Cash outflows such as capital costs, operating costs, taxes, and royalties are subtracted from the inflows to arrive at the annual cashflow projections.

Estimated after-tax net present value at 5% discount rate is US$2.04B with an internal rate of return of 33.0% and initial payback of 2.1 years, utilizing base case prices of $3,200/oz Au, $4.50/lb Cu, and $37.50/oz Ag. Average annual production of 345,000oz AuEq per year estimated during the first three years of operations and total LOM production of 3.6Moz gold equivalent, comprised of 2.6Moz gold, 6.9Moz silver, and 592Mlbs copper, over a 14.6 year mine life. Modeled LOM strip ratio of 2.2:1 (waste: processed material), and lower at 1.5:1 in years 1-3. Estimated all-in sustaining costs (“AISC”) of $1,046/oz Au (by-product basis) and initial capital costs of $1.28 billion. Contemplates open-pit truck-and-shovel operation with conventional process methods operating at a nominal throughput rate of 40,000 tonnes per day which comprises a flotation and leach circuit recovering 88.9% gold and 77.8% copper.

The Project contains further potential with additional deposits that can potentially be included in future mining studies and exploration opportunities over the strict scale property which could potentially deliver future additional discoveries and resources.

Base prices used for the purposes of the initial assessment cash-flow analysis are $3,200 per ounce gold, $4.50 per pound copper, and $37.50 per ounce silver. References to spot prices reflect $5,000 per ounce gold, $5.85 per pound copper, and $70 per ounce silver. Spot prices were selected based on the 5-day and 1-month intra-day trading prices for the periods ending February 23, 2026. The gold equivalent equations are: AuEq(oz) = Au(oz) + (Cu(lbs)*$4.50/lb + Ag(oz)*$37.50/oz) / $3,200/oz. AISC includes mining costs, processing costs, royalties, general and administrative costs, transportation costs, sustaining capital and closure costs less by-product credits.

Fiscal Year Ended December 31, 2025 Updates

At the start of the 2023 summer field season, we recommenced diamond core drilling at the Whistler Project, completing 10 holes totaling 6,246 m during the 2023 and 2024 field seasons. Our initially planned exploration programs over the 2023 and 2024 field seasons consisted of up to 10,000 m of core drilling, which is reduced from the initial target of 15,000 m drilling, after we determined actual costs of drilling following re-establishment of field operations. An additional shallow auger drilling program was completed in 2025 comprising 172 holes averaging 3.6 meters depth, for a total of 621 meters. We intend to complete the balance of the 10,000 m drilling in 2026.

Additional work programs completed during 2023 – 2025 comprised surface exploration including geological mapping, soil geochemical sampling, geophysical data reprocessing, core relogging, hyperspectral data core logging, and geological data processing and interpretation. In addition, supporting work includes collection of mine planning and mineral processing information including metallurgical, geotechnical and hydrogeological data. Environmental baseline data collection, as well as archaeological and heritage land use studies were initiated in 2022, with additional baseline survey and archaeological surveys conducted in 2023 and 2024. We have also engaged in stakeholder consultation with respect to both the present exploration activity and the potential for future mine development of the Whistler Project.

On July 21, 2025, we announced the commencement of a brownfields exploration program focusing on developing new potential porphyry gold-copper drill targets within the Whistler Orbit and undertaking follow-up mapping and sampling at the Muddy Creek prospect.

At the Whistler Orbit target, we completed systematic ‘scout’ drilling over the Whistler – Raintree mineral system, also referred to as the “Whistler Orbit”, a classic ‘porphyry cluster’ spread over an area of approximately 5 x 5 km and containing multiple mapped and interpreted porphyry intrusions, including the established Whistler and Raintree West gold-copper deposits. The scout drilling program was designed to facilitate base-of-till and top-of-bedrock geochemical sampling. A total of 621 m of ‘shock auger’ drilling was completed over 172 holes at 169 unique sites. Drill collar locations were planned in four grids offset perpendicular to local interpreted ice-flow direction at Whistler, Raintree West, Mammoth and Hotfoot - see Figure 1 below.

515000E
520000E
525000E
6875000N
6870000N
Mammoth
Whistler
Raintree
Hotfoot
Legend
USGO Claim Outline
Proposed Pit Outlines
Till Sample Only
Bedrock and Till Sample
U.S. GOLDMINING
Whistler Orbit
2025 Shock Auger Drill Holes
Samples Collected
EQUITY
Date: 2026/01/31
Projection: NAD83 / UTM zone 5N
Scale: 1:50,000
Whistler Project, Alaska, USA

Figure 1: Geochemical: Sample types collected from Shock Auger drilling in 2025.

Table: Summary of Shock Auger drilling on the Whistler Orbit, 2025.

MSALABS is a certified commercial laboratory and is independent of us. Sample preparation was completed in Fairbanks, AK, and assay analysis at Langley, BC, Canada. The gold analyses were completed by FAS-111 (fire assay) to 5ppb Au detection. Copper, silver and other base metals assays (total suite of 48 elements) were analyzed by the ultra-trace geochemical analysis method (IMS-230) using 4-acid digestion followed by ICP-MS and ICP-OES techniques.

The program was successful in collecting a basal till sample in all 169 drill holes and collected top of bedrock chips in 63% of the holes drilled, intersecting multiple occurrences of previously unmapped porphyry intrusive rocks beneath till cover. Porphyry-related geochemical anomalism is defined via a statistical process, to determine relative enrichment of Au, Cu and related pathfinder elements, above naturally occurring ‘background’ levels. Statistical thresholds for moderate, high, and intense geochemical anomalism were established as Robust Z-Score values of 1, 2, and 3 respectively. Four principle Au ± Cu target areas are emerging within the Whistler Orbit area: Whistler extensions, Raintree extensions, Mammoth, and Hotfoot (see Figure 2).

Gold – Geochemical Response in Tills
N
Snow Ridge
Mammoth West
Mammoth East
Mammoth
Whistler
Big White
Raintree North
Whistler Deposit
Raintree Deposit
Hotfoot
Raintree
Copper – Geochemical Response in Tills
N
Snow Ridge
Mammoth West
Mammoth East
Big White
Raintree North
Coronet
Whistler Deposit
Raintree Deposit
Hotfoot
U.S. GOLDMINING
Whistler Orbit
WHISTLER PROJECT
ALASKA, U.S.A.
2025 Till Drilling Program
Basal Till Geochem
0
1000 meters
Legend
Resource Pit Shell
Target
Exploration Area
Claim Outline
Streams
Geochemical Contours
Left: Au in base-of-till
Right: Cu in base-of till
Moderately Anomalous
Strongly Anomalous
Intensely Anomalous
Ice Flow Direction

Gold – Geochemical Response in Bedrock
N
Snow Ridge
Mammoth West
Mammoth East
Mammoth
Whistler
Big White
Raintree North
Whistler Deposit
Raintree Deposit
Raintree
Hotfoot
Copper – Geochemical Response in Bedrock
N
Snow Ridge
Mammoth West
Mammoth East
Big White
Raintree North
Coronet
Whistler Deposit
Raintree Deposit
Hotfoot
U.S. GOLDMINING
Whistler Orbit
WHISTLER PROJECT
ALASKA, U.S.A.
2025 Till Drilling Program
Top of Bedrock Geochem
0
1000 meters
January 16, 2026
Legend
Resource Pit Shell
Target
Exploration Area
Claim Outline
Streams
Geochemical Contours
Left: Au in bedrock chips
Right: Cu in bedrock chips
Moderately Anomalous
Strongly Anomalous
Intensely Anomalous

Figure 2 Top Images: Geochemical response in basal till samples (left: gold; right: copper). Figure 2 Bottom Images: Geochemical response in top of bedrock samples (left: gold; right: copper).

Overall, the 2025 scout drilling program over the Whistler Orbit returned multiple zones of highly anomalous gold ± copper in both basal till and top of bedrock sampling. These anomalies are frequently coincident with newly mapped porphyry lithologies beneath the till cover, logged from top of bedrock drill chips. Combined with the geophysical datasets, including 3D magnetic inversion modelling of porphyry stocks and dykes, and/or IP chargeability which detects potential phyllic (quartz-sericite-pyrite) alteration zones, the scout drill method provides a robust basis for the Company to identify and prioritize diamond core drill targets. We currently plan to recommence the remainder of the previously announced approximate 10,000 m drilling program at the Whistler Project at the start of the 2026 summer field season.

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

As of March 20, 2025, there were 13,322,293 shares of Common Stock outstanding held by approximately 20 holders of record. Certain shares of our Common Stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

Repurchases

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

Unregistered Sales of Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

For the year ended December 31, 2025

General

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation and references to “$” or “dollars” are to United States dollars.

The management’s discussion and analysis of the financial condition and results of operations of U.S. GoldMining Inc. for the year ended December 31, 2025 (the “MD&A”), is intended to provide readers with a review of the principal factors that affected our performance during the periods presented, including matters that have materially affected our financial condition and results of operations, and matters that are reasonably likely, based on management’s assessment, to have a material impact on future operations and results.

This MD&A should be read in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024, and related notes. Such financial statements and notes are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) in which this MD&A is included under Item 7 thereof. Some of the information contained in this MD&A or set forth elsewhere in the Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. A copy of our Annual Report is available under our profiles at www.sec.gov and at.

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

These factors should not be construed as exhaustive and should be read with other cautionary statements in this document. Although we have attempted to identify important risk factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other risk factors not presently known to us or that we presently believe are not material that could also cause actual results or future events to differ materially from those expressed in such forward-looking statements. There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the date made. The forward-looking statements contained in this document represent our expectations as of the date of this MD&A (or as the date they are otherwise stated to be made) and are subject to change after such date. However, we disclaim any intention or obligation or undertaking to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required under applicable securities laws.

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 105 miles (170 km) northwest of Anchorage, in Alaska.

We were incorporated on June 30, 2015, in Alaska as “BRI Alaska Corp.”. On September 8, 2022, we redomiciled to Nevada and changed our name to “U.S. GoldMining Inc.” We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing 74.2% of the outstanding shares of our Common Stock and warrants (the “Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until April 24, 2026.

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

Recent Developments

On February 3 and February 10, 2025, we announced results from confirmatory diamond core drilling completed during the 2024 field season at the Whistler and Raintree West deposits.

On April 15, 2025, we announced our plan to commence an initial economic assessment for the Whistler Project. The study is intended to constitute an initial assessment (“PEA”) under subpart 1300 of Regulation S-K as issued by the U.S. Securities and Exchange Commission and a preliminary economic assessment under Canadian National Instrument 43-101 (“NI 43-101”).

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

On June 9, 2025, we selected Ausenco Engineering Canada ULC as the principal consulting firm to lead our proposed PEA.

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

On January 20, 2026, we announced the initial results of the 2025 Exploration Program.

On March 2, 2026, we announced results of a positive PEA on the Whistler Project. The PEA is preliminary in nature and there is no certainty that project envisaged in the preliminary economic assessment will be realized. Please see Item 2- Properties of our Annual Report and the technical report titled “Whistler Gold-Copper Project, S-K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Alaska, United States of America” with a date of issue of March 19, 2026, and an effective date of March 2, 2026 for further information.

At-the-Market Equity Program

On May 15, 2024, we entered into an At-the-Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents providing for an at-the-market equity sales program (the “ATM Program”). The ATM Program initially allowed us to sell newly issued shares of our Common Stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms thereof. Subsequently, the ATM Program was amended on September 30, 2025 and December 12, 2025 to increase such amount by $7.6 million and $6.1 million, respectively.

Sales under the ATM Program may be made directly or through the facilities of the NASDAQ or other active trading market in the United States. A fixed cash commission rate of 2.5% on the gross sales price per share of Common Stock sold under the ATM Program is payable to the agents in connection with any such sales.

During the years ended December 31, 2025, and 2024, we sold 831,574 and 55,576 shares of common stock, respectively, under the ATM Program for respective gross proceeds in each year of $9,553,620 and $603,235. Aggregate commissions paid to the agents under the ATM Program were $257,096 and $17,513 during the years ended December 31, 2025, and 2024, respectively.

Results of Operations

Year ended December 31, 2025, compared to year ended December 31, 2024

	Year Ended December 31
	2025	2024	Change
Selected operating results
Net loss for the year	$(6,991,064)	$(8,487,081)	$1,496,017
Loss from operations	(7,117,836)	(8,893,070)	1,775,234
Exploration expenses	3,048,551	5,802,549	(2,753,998)
General and administrative expenses	3,904,103	2,946,723	957,380
Depreciation	$145,125	$125,593	$19,532

In 2025, we recorded a net loss of $6.99 million (or $0.55 per share), compared to $8.49 million (or $0.68 per share) in 2024. The decrease was primarily due to lower exploration expenses as a result of reduced program scope in 2025, partially offset by increased general and administrative expenses, primarily attributable to higher consulting, corporate development and investor relations expenses.

We had exploration expenses of $3.05 million, compared to $5.80 million in 2024. In 2025, exploration expenses primarily consisted of:

(i)	third-party consulting fees of $1.08 million, compared to $1.29 million in 2024. Such expenses were primarily for metallurgical testwork, the proposed PEA, and the planning and management of our exploration activities at the Whistler Project for the 2025 Exploration Program. In addition, consulting fees to third parties to conduct regulator, community and other stakeholder engagements;

(ii)	drilling and associated costs of $1.00 million, compared to $2.33 million in 2024. Such expenses were primarily for the 2025 Exploration Program The decrease primarily results from differences in the scope and technical focus of the drilling programs between the 2025 and 2024 field seasons;

(iii)	camp and field support expenses of $0.66 million, compared to $1.27 million in 2024. The camp and field support expenses in 2025 were primarily for camp costs, including equipment maintenance, camp management labor and supplies for the 2025 Exploration Program, as well as stakeholder engagement. The decrease was primarily attributable to differences in the scope of the exploration programs. The 2025 Exploration Program focused on lower-cost scout auger drilling activities, whereas the 2024 field program involved a higher-cost diamond core drilling program; and

(iv)	transportation, travel and other exploration expenses of $0.31 million, compared to $0.91 million in 2024. Such expenses were primarily for fuel consumption, aircraft charter costs to transport crews, equipment and supplies to the Whistler Project. Comparatively, the higher expenses in 2024 were primarily driven by higher fuel consumptions, higher aircraft charter activity required to mobilize crews, equipment, and supplies in connection with the 2024 program.

In 2025, general and administrative expenditures were $3.90 million, compared to $2.95 million in 2024. In 2025, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $1.45 million, compared to $0.88 million in 2024. The increase was primarily attributable to higher digital marketing expenses;

(ii)	stock-based compensation expenses of $0.86 million, which consisted of $0.25 million related to the award of restricted shares, $0.61 million related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, compared to $0.33 million in 2024. The increase was primarily related to vesting of stock options and RSUs granted in December 2024 and December 2025; and a cumulative catch-up adjustment recognized for performance based restricted shares following a reassessment of the probability of achieving the applicable performance conditions;

(iii)	professional fees of $0.53 million, compared to $0.69 million in 2024. Comparatively, the higher professional fees in 2024 were primarily attributable to legal and accounting fees associated with the filing of a registration statement and the implementation of the ATM Program in May 2024;

(iv)	management fees, salaries and benefits of $0.42 million, compared to $0.38 million in 2024;

(v)	office administrative and insurance expenses of $0.42 million, compared to $0.47 million in 2024; and

(vi)	filing, listing, dues and subscriptions expenses of $0.14 million, compared to $0.14 million in 2024.

Depreciation expenses were $0.15 million in 2025, compared to $0.13 million in 2024.

In 2025, our loss from operations was $7.12 million compared to $8.89 million in 2024. The decrease primarily resulted from the decrease in costs associated with the 2025 Exploration Program compared to the 2024 program, partially offset by the increase in general and administrative expenses.

Liquidity and Capital Resources

	As at December 31, 2025	As at December 31, 2024
Cash and cash equivalents	$7,377,562	$3,880,747
Working capital(1)	7,026,285	3,697,987
Total assets	8,445,682	5,149,151
Total current liabilities	558,819	420,241
Accounts payable	223,821	185,251
Accrued liabilities	123,914	28,983
Total non-current liabilities	277,753	283,775
Stockholders’ equity	$7,609,110	$4,445,135

(1)	Working capital is the difference between the total current assets and total current liabilities.

As of December 31, 2025, we had cash and cash equivalents of $7.38 million (December 31, 2024: $3.88 million). The increase in cash and cash equivalents was primarily attributable to net proceeds from sales under the ATM Program. As of December 31, 2025, we had total working capital of $7.03 million, compared to $3.70 million at the end of 2024.

As of December 31, 2025, we had current liabilities of $0.56 million compared to $0.42 million as of December 31, 2024. Current liabilities as of December 31, 2025 primarily included: (i) accounts payable of $0.22 million, compared to $0.19 million as of December 31, 2024; (ii) accrued liabilities of $0.12 million, compared to $0.03 million as of December 31, 2024, with the increase in accounts payable and accrued liabilities primarily being due to timing of payments and legal expenses associated with the ATM Program; and (iii) other payables of $0.18 million, which consisted of withholding tax payables (December 31, 2024: $0.18 million).

We have not generated any revenue from operations and we have generally financed our capital needs through equity financings, including the ATM Program and our IPO. Net proceeds from the ATM Program have been used, and are expected to continue to be used, for general corporate purposes, including funding exploration activities, working capital and general and administrative expenses.

Our primary capital requirements are exploration expenditures and corporate overhead. We believe that our cash on hand and access to capital markets will provide sufficient capital resources to meet our capital requirements for 2026. Our ability to meet our obligations and finance exploration activities in the future depends on our ability to obtain the necessary capital resources by way of equity financings, warrant exercises, and short-term or long-term borrowings. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing, which may not be available on acceptable terms, or at all.

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities in 2025 was $5.84 million, compared to $7.75 million in 2024. Significant operating expenditures during the years ended December 31, 2025 and 2024 included general and administrative expenses and exploration expenditures. The decrease in cash used in operating activities was primarily attributable to lower operating expenses in 2025.

Net cash used in operating activities were primarily offset by non-cash items including stock-based compensation of $0.86 million, compared to $0.33 million in 2024; depreciation expenses of $0.15 million, compared to $0.13 million in 2024. The increase of stock-based compensation in 2025 was primarily related to vesting of stock options and RSUs granted in December 2024 and December 2025; and a cumulative catch-up adjustment recognized for performance based restricted shares following a reassessment of the probability of achieving the applicable performance conditions.

Changes in non-cash working capital provided cash were $0.08 million for the year ended December 31, 2025, compared to $0.23 million in 2024.

Investing Activities

Net cash used in investing activities in 2025 was $nil, compared to $0.17 million relating to the purchase of equipment in 2024.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $9.30 million, consisting of net proceeds from sales under the ATM Program, compared to $0.60 million in 2024, which primarily comprised of the net proceeds from sales under the ATM Program and to a lesser extent, proceeds from warrant exercises and allocated personnel costs from GoldMining.

Commitments Required to Keep Whistler Project in Good Standing

We are required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $230,605 in 2026 and thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $135,200 for 2026 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead.

Future Commitments

We have obligations pursuant to underlying agreements on the Whistler Project, as follows:

1.	2.75% NSR over all 377 claims and extending outside the current claims over an Area of Interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics Alaska Exploration Inc. (as assumed by us on August 5, 2015) in favour of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5,000,000. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an Area of Interest specified by standard township sub-division overlying the Whistler Deposit and Raintree West deposit to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between us (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in interest to Cominco American Incorporated). In October 2025, following the acquisition of Sandstorm Gold Ltd. by Royal Gold, Inc., the interest was transferred to RG Royalties, a wholly owned subsidiary of Royal Gold, Inc.

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between us and Gold Royalty U.S. Corp.

Transactions with Related Parties

We share personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. In 2025, the allocated costs from GoldMining to us were $nil ($23,877 in 2024). In 2024, these allocated costs included $13,675 for non-cash stock-based compensation expenses. In 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by us.

In 2025, we incurred $5,675 ($142,140 in 2024), in general and administrative expenses related to website design, video production, website hosting services and marketing services paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

In 2025, stock-based compensation costs included $157,574 ($5,861 in 2024), in amounts recognized in the year in relation to pre-IPO grants to a co-chairman and director of GoldMining of performance based Restricted Shares.

In 2025, stock-based compensation costs included $9,848 ($366 in 2024), in amounts recognized in the year in relation to pre-IPO grants made to a family member of a co-chairman and director of GoldMining of performance based Restricted Shares.

Related party transactions are based on the amounts agreed to by the parties. In 2025 and 2024, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date of our Annual Report, we have 13,322,293 shares of Common Stock outstanding. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 419,500 shares of Common Stock at an exercise price of $9.79 per share, 14,275 outstanding RSUs and outstanding Warrants to purchase 1,732,859 shares of Common Stock at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Critical Accounting Estimates and Judgments

The preparation of our financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the year. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under the given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this standard prospectively as of January 1, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements or income tax notes.

Recently Issued Accounting Pronouncements

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

Subsequent Event

Subsequent to December 31, 2025, we issued 8,133 shares of common stock upon the exercise of share purchase warrants at a price of $13.00 per share, for aggregate proceeds of $105,729. In addition, 5,175 RSUs vested, resulting in the issuance of 5,175 shares of common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

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

Our management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment and the above referenced criteria, our management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report.

(2)	Financial Statement Schedules

[None]

(3)	Exhibits

Exhibit	Description of Exhibit

3.1	Articles of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
3.2	Amendment No. 1 to Articles of Incorporation. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
3.3	Bylaws. Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.1	Specimen common stock certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.2	Form of Warrant. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
4.3	Warrant Agency Agreement between the Company and Continental Stock Transfer & Trust Company dated March 9, 2023. Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
4.4	Description of Securities. Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File 001-41690) for the fiscal year ended December 31, 2024, and incorporated by reference herein.
10.1#	Employment Agreement of Tim Smith dated February 20, 2025, by and between US GoldMining Canada Inc. and Tim Smith. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025, and incorporated by reference herein.
10.2#	Legacy Incentive Plan. Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.3#	2023 Incentive Plan. Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.4#	Form of Indemnification Agreement for Directors and Officers. Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.5#	Form of Legacy Incentive Plan Restricted Stock Award Agreement. Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269693), originally filed with the SEC on February 10, 2023, and incorporated by reference herein.
10.7	At the Market Offering Agreement dated May 15, 2024 by and between Company and H.C. Wainwright & Co., LLC as representative of the several agents party thereto. Filed as Exhibit 1.2 to the Company’s registration statement on Form S-3, as amended (File No. 333-279435), originally filed with the SEC on May 15, 2024, and incorporated by reference herein.
10.8#	Employment Agreement dated February 20, 2025, by and between US GoldMining Canada Inc. and Tyler Wong. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025, and incorporated by reference herein.
10.9#	Form of 2023 Incentive Plan Incentive Stock Option Award Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
10.10#	Form of Amendment to Restricted Stock Award Agreement pursuant to the Legacy Incentive Plan. Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
10.11#	Form of 2023 Incentive Plan Restricted Stock Unit Award Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024, and incorporated by reference herein.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
19.1	Insider Trading Policy. Filed as Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
21.1	List of Significant Subsidiaries. Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
23.1*	Consent of Tim Smith.
23.2*	Consent of Sue Bird.
23.3*	Consent of Steven Klohn.
23.4*	Consent of Deloitte LLP.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.
96.1	Whistler Gold-Copper Project, S-K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Alaska, United States of America. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026, and incorporated herein by reference.
97.1	Clawback Policy. Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, and incorporated by reference herein.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLDMINING INC.

Date: March 20, 2026	By:	/s/ Tim Smith
	Name:	Tim Smith
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Smith	Chief Executive Officer and President	March 20, 2026
Tim Smith	(Principal Executive Officer)

/s/ Tyler Wong	Chief Financial Officer, Secretary and Treasurer	March 20, 2026
Tyler Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alastair Still	Chairman of the Board	March 20, 2026
Alastair Still

/s/ Garnet Dawson	Director	March 20, 2026
Garnet Dawson

/s/ Ross Sherlock	Director	March 20, 2026
Ross Sherlock

/s/ Lisa Wade	Director	March 20, 2026
Lisa Wade

/s/ Laura Schmidt	Director	March 20, 2026
Laura Schmidt

/s/ Aleksandra Bukacheva	Director	March 20, 2026
Aleksandra Bukacheva

U.S. GoldMining Inc.

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the year ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of U.S. GoldMining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. GoldMining Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

March 19, 2026

We have served as the Company’s auditor since 2023.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	Notes	December 31, 2025	December 31, 2024

Current assets
Cash and cash equivalents	3	$7,377,562	$3,880,747
Restricted cash	3	43,235	86,261
Other receivables		56,024	7,419
Inventories		28,644	34,858
Prepaid expenses	4	79,639	108,943
Total current assets		7,585,104	4,118,228

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		86,224	111,444
Property and equipment, net	5	742,962	888,087
Total assets		$8,445,682	$5,149,151

Current liabilities
Accounts payable		$223,821	$185,251
Accrued liabilities		123,914	28,983
Current portion of lease liabilities	6	30,221	25,144
Other payables	7	180,863	180,863
Total current liabilities		558,819	420,241

Lease liabilities	6	58,171	84,250
Asset retirement obligations	8	219,582	199,525
Total liabilities		836,572	704,016

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at December 31, 2025 and December 31, 2024; 13,308,985, 12,456,815 shares issued and outstanding as at December 31, 2025 and December 31, 2024	11	13,309	12,457
Additional paid-in capital		37,784,883	27,630,696
Accumulated deficit		(30,189,082)	(23,198,018)
Total stockholders’ equity		7,609,110	4,445,135
Total liabilities and stockholders’ equity		$8,445,682	$5,149,151

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

		Year Ended December 31
	Notes	2025	2024
Operating expenses
Exploration expenses	9	$3,048,551	$5,802,549
General and administrative expenses	10	3,904,103	2,946,723
Accretion	8	20,057	18,205
Depreciation	5	145,125	125,593
Total operating expenses		7,117,836	8,893,070
Loss from operations		(7,117,836)	(8,893,070)

Other income (expenses)
Interest income		146,103	401,591
Foreign exchange (loss) income		(15,252)	9,365
Net loss for the year before tax		$(6,986,985)	$(8,482,114)
Current income tax expense		(4,079)	(4,967)
Net loss for the year		$(6,991,064)	$(8,487,081)

Loss per share
Basic and diluted	12	$(0.55)	$(0.68)

Weighted average shares outstanding
Basic and diluted		12,719,740	12,407,646

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended December 31
	2025	2024
Net cash provided by (used in):

Operating activities
Net loss for the year	$(6,991,064)	$(8,487,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	20,057	18,205
Depreciation	145,125	125,593
Stock-based compensation	858,515	331,896
Non-cash lease expenses	40,641	25,876
Changes in operating assets and liabilities
Inventories	6,214	(7,609)
Prepaid expenses	29,304	188,264
Other receivables	(48,605)	145,297
Accounts payable	38,570	66,641
Accrued liabilities	94,931	(120,829)
Lease liabilities	(36,423)	(33,846)
Income tax payable	-	(5,036)
Net cash used in operating activities	(5,842,735)	(7,752,629)

Investing activities
Purchase of equipment	-	(171,836)
Net cash used in investing activities	-	(171,836)

Financing activities
Proceeds from At-The-Market offering, net of issuance costs	9,296,524	585,722
Proceeds from common shares issued for warrant exercise	-	3,900
Capital contributions from GoldMining	-	10,202
Net cash provided by financing activities	9,296,524	599,824

Net change in cash, cash equivalents and restricted cash	3,453,789	(7,324,641)
Cash, cash equivalents and restricted cash, beginning of year	3,967,008	11,291,649
Cash, cash equivalents and restricted cash, end of year	$7,420,797	$3,967,008

Supplemental disclosure of non-cash financing activities:
Allocation of stock-based compensation expenses from GoldMining	$-	$13,675

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023		12,398,709	$12,399	$26,699,034	$(14,710,937)	$12,000,496
Common stock
Issued under At-The-Market offering	11.1	55,576	55	603,180	-	603,235
Issuance costs for At-The-Market offering	11.1	-	-	(17,513)	-	(17,513)
Issued upon exercise of stock options	11.5	2,230	2	(2)	-	-
Issued upon exercise of warrants		300	1	3,899	-	3,900
Capital contributions from GoldMining	16	-	-	10,202	-	10,202
Stock-based compensation
Allocated from GoldMining	16	-	-	13,675	-	13,675
Amortization of stock-based compensation	11.3, 11.5, 11.6	-	-	318,221	-	318,221
Net loss for the year		-	-	-	(8,487,081)	(8,487,081)
Balance at December 31, 2024		12,456,815	12,457	27,630,696	(23,198,018)	4,445,135
Common stock
Issued under At-The-Market offering	11.1	831,574	831	9,552,789	-	9,553,620
Issuance costs for At-The-Market offering	11.1	-	-	(257,096)	-	(257,096)
Issued upon vesting of restricted stock units	11.6	15,700	16	(16)	-	-
Issued upon exercise of stock options	11.5	4,896	5	(5)		-
Stock-based compensation
Amortization of stock-based compensation	11.3, 11.5, 11.6	-	-	858,515	-	858,515
Net loss for the year		-	-	-	(6,991,064)	(6,991,064)
Balance at December 31, 2025		13,308,985	$13,309	$37,784,883	$(30,189,082)	$7,609,110

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.”. The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. On April 24, 2023, the Company completed its initial public offering (the “IPO”) and its common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “USGO” and “USGOW”, respectively. After the IPO, GoldMining continued to own a controlling interest in the Company of 9,622,491 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 79.3% of the outstanding shares of the Company at that time. As of December 31, 2025, GoldMining owned 74.2% of the Company.

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

Impairment of Long-lived Assets

The Company’s long-lived assets consist of exploration and evaluation assets and property and equipment. Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, recoverability of long-lived assets is measured by comparing the carrying amount of an asset (asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (asset group). If the carrying amount of an asset (asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Determination of the fair value would be based on generally accepted valuation methodologies, as deemed appropriate. The adjusted carrying amount of the long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Reversal of previously recorded impairment losses are prohibited.

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

During the year ended December 31, 2025, management believed that no revision to the remaining useful lives of property and equipment or impairment of our long-lived assets was required.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company adopted this standard prospectively as of January 1, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements or income tax notes as presented in Note 15.

Recently Issued Accounting Pronouncements

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 3: Cash and Cash Equivalents and Restricted Cash

	December 31, 2025	December 31, 2024
Cash and cash equivalents consist of:
Cash at bank	$577,562	$580,747
Term deposits	6,800,000	3,300,000
Total	$7,377,562	$3,880,747

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$7,377,562	$3,880,747
Restricted cash	43,235	86,261
Total cash, cash equivalents and restricted cash	$7,420,797	$3,967,008

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	December 31, 2025	December 31, 2024
Prepaid insurance	$44,614	$93,552
Prepaid corporate development expenses	24,464	8,972
Other prepaid expenses	10,561	6,419
Total	$79,639	$108,943

Note 5: Property and Equipment

Property and equipment consist of the following:

	December 31, 2025			December 31, 2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$767,706	$(187,117)	$580,589	$767,706	$(110,347)	$657,359
Vehicles and hauling equipment	174,508	(79,989)	94,519	174,508	(34,120)	140,388
Exploration equipment	108,137	(41,287)	66,850	108,137	(19,659)	88,478
Computer hardware	2,574	(1,570)	1,004	2,574	(712)	1,862
	$1,052,925	$(309,963)	$742,962	$1,052,925	$(164,838)	$888,087

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 6: Leases

In November 2023, US GoldMining Canada Inc. entered into an agreement to lease a portion of an office premises in Vancouver, British Columbia with a term of 4.88 years. As of December 31, 2025, the remaining lease term was 2.75 years and the incremental borrowing rate was 11.34%.

Minimum future lease payments under operating lease with terms longer than one year are as follows:

Fiscal 2026	37,943
Fiscal 2027	37,943
Fiscal 2028	25,295
Total lease payments	101,181
Less: imputed interest	(12,789)
Present value of lease liabilities	$88,392

Current portion of lease liabilities	$30,221
Non-current portion of lease liabilities	$58,171

During the years ended December 31, 2025, and 2024, total lease expenses include the following components:

	Year Ended December 31,
	2025	2024
Operating Leases	$35,235	$35,975
Short-term Leases	7,279	5,400
Total Lease Expenses	$42,514	$41,375

Note 7: Other Payables

As of December 31, 2025, other payables included withholding taxes payable of $180,863 ($180,863 as of December 31, 2024).

Note 8: Asset Retirement Obligations (the “ARO”)

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	December 31, 2025	December 31, 2024
Undiscounted amount of estimated cash flows	$385,600	$385,600
Life expectancy (years)	8	9
Inflation rate	2.00%	2.00%
Discount rate	9.32% to 11.40%	9.32% to 11.40%

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

The following table summarizes the movements of the Company’s ARO:

	December 31, 2025	December 31, 2024
Balance, beginning of year	$199,525	$181,320
Accretion	20,057	18,205
Balance, end of year	$219,582	$199,525

Note 9: Exploration Expenses

The following table presents costs incurred for exploration activities for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Consulting fees	$1,084,958	$1,287,697
Drilling and associated costs	1,003,188	2,339,526
Camp and field support expenses	655,710	1,269,067
Transportation, travel and other exploration expenses	304,695	906,259
Total	$3,048,551	$5,802,549

Note 10: General and Administrative Expenses

The following table presents general and administrative expenses for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Office, consulting, investor relations, insurance and travel(1)	$1,943,101	$1,400,666
Stock-based compensation(2)	858,515	331,896
Professional fees	533,435	689,400
Management fees, salaries and benefits(2)	424,512	382,935
Filing, listing, dues and subscriptions	144,540	141,826
Total	$3,904,103	$2,946,723

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 16).

(2)	During the year ended December 31, 2024, stock-based compensation and management fees, salaries and benefits include costs allocated from GoldMining (Note 16).

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 11: Capital Stock

11.1 Equity Financing

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

On September 30, 2025, the Company filed a prospectus supplement with the SEC to increase the maximum number of shares of common stock issuable under the ATM Program. Pursuant to the increased offering, the Company could originally sell up to $7.6 million of shares of common stock from time to time through the sales agents, which does not include the Company’s shares of common stock having an aggregate gross sales price of approximately $4.8 million that were sold pursuant to the ATM Program prior to September 30, 2025.

On December 12, 2025, the Company filed a further prospectus supplement with the SEC to increase the maximum number of shares of common stock issuable under the ATM Program. Pursuant to the increased offering, the Company may sell up to $6.1 million of shares of common stock from time to time through the sales agents, which does not include the Company’s shares of common stock having an aggregate gross sales price of approximately $10.1 million that were sold pursuant to the ATM Program prior to December 12, 2025.

During the years ended December 31, 2025, and 2024, the Company sold 831,574 and 55,576 shares of common stock, respectively, under the ATM Program for respective gross proceeds in each year of $9,553,620 and $603,235. Aggregate commissions paid to the agents under the ATM Program were $257,096 and $17,513 during the years ended December 31, 2025, and 2024, respectively.

11.2 Common and Preferred Shares

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of December 31, 2025, there were 13,308,985 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

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

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of the Company’s and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of December 31, 2025, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

The unvested Restricted Shares are subject to restrictions that, among other things, prohibit the transfer thereof until certain performance conditions are met. In addition, if such conditions are not met within applicable periods, the restricted shares will be deemed forfeited and surrendered by the holder thereof to us without the requirement of any further consideration. The conditions are as follows:

(a) with respect to 15% of the Restricted Shares, if we have not re-established the Whistler Project camp and performed of a minimum of 10,000 meters of drilling prior to September 30, 2026, pursuant to an amendment to the award terms.

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

During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $250,325 ($9,394 for the year ended December 31, 2024) related to the Restricted Shares. The increase in expense for the year ended December 31, 2025, primarily reflects a cumulative catch-up adjustment recognized upon reassessment of the probability of achieving the applicable performance conditions.

11.4 Stock Purchase Warrants

There were common stock purchase warrants to purchase 1,740,992 shares of common stock outstanding as of December 31, 2025, with an exercise price of $13.00 per share and with a weighted average remaining contractual life of 0.31 years.

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

	Year Ended December 31,
	2025	2024
Risk Free Interest Rate	3.52%	4.38%
Expected Life in Years	3.00	3.00
Expected Volatility(1)	56.32%	55.23%
Expected Dividend Yield	0.00%	0.00%
Estimated forfeiture rate	0.00%	0.00%

(1)	As there is limited trading history of the Company’s shares of common stock prior to the date of grant, the expected volatility is based on the historical share price volatility of a group of comparable companies in the sector the Company operates over a period similar to the expected life of the stock options.

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2023	82,500	$10.00
Granted	246,550	10.00
Exercised	(10,000)	10.00
Forfeited	(3,000)	10.00
Balance at December 31, 2024	316,050	10.00
Granted	145,500	9.40
Exercised	(23,750)	10.00
Forfeited	(12,500)	10.00
Balance at December 31, 2025	425,300	$9.79

As of December 31, 2025, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized share-based compensation expense related to the unvested portion of stock options totaled $429,349 to be recognized over the next 1.08 years.

During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $454,503 ($300,909 for the year ended December 31, 2024) related to stock options.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

11.6 Restricted Stock Units

The Company’s RSUs vest in four equal annual instalments of 25% each on the three-, six-, nine-, and twelve-month anniversaries of the grant date, subject to the recipient’s continued service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

The following table summarizes the Company’s RSUs activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as at December 31, 2024	15,050	$8.32
Granted	21,200	9.36
Vested	(15,700)	8.71
Forfeited	(600)	8.32
Balance at December 31, 2025	19,950	$9.12

During the year ended December 31, 2025, the Company recognized stock-based compensation expenses of $153,687 ($7,918 for the year ended December 31, 2024) related to the RSUs.

Note 12: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Year Ended December 31
	2025	2024
Numerator
Net loss for the year	$(6,991,064)	$(8,487,081)

Denominator
Weighted average number of shares, basic and diluted	12,719,740	12,407,646

Net loss per share, basic and diluted	$(0.55)	$(0.68)

The basic and diluted net loss per share is the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 425,300 shares of common stock outstanding as of December 31, 2025; stock options to purchase 316,050 shares of common stock as of December 31, 2024), RSUs (19,950 RSUs outstanding as of December 31, 2025; 15,050 RSUs outstanding as of December 31, 2024) and warrants (warrants to purchase 1,740,992 shares of common stock outstanding as of December 31, 2025, and 2024), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as of December 31, 2025, of $7,026,285. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and other payables are expected to be realized or settled within a one-year period.

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

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. The impact of a U.S. dollar change against Canadian dollars of 10% would have an impact of approximately $4,395 on net loss for the year ended December 31, 2025.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 14: Commitments and Contingencies

Payments Required to Maintain the Whistler Project

The Company is required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $230,605 in 2026 and thereafter, to keep the Whistler Project in good standing. Additionally, the Company has an annual labor requirement of $135,200 for 2026 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead.

Future Commitments

The Company has obligations pursuant to underlying agreements on the Whistler Project, as follows:

1.	2.75% net smelter return (“NSR”) over all 377 claims and extending outside the current claims over an Area of Interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics Alaska Exploration Inc. (as assumed by the Company on August 5, 2015) in favour of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5,000,000. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an Area of Interest specified by standard township sub-division overlying the Whistler Deposit and Raintree West deposit to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between the Company (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in interest to Cominco American Incorporated). In October 2025, following the acquisition of Sandstorm Gold Ltd. by Royal Gold, Inc., the interest was transferred to RG Royalties, a wholly owned subsidiary of Royal Gold, Inc.

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between the Company and Gold Royalty U.S. Corp.

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Note 15: Income Tax

Income (loss) from continuing operations before income taxes, disaggregated by tax jurisdiction, is as follows:

	Year ended December 31
	2025	2024
United States	$(6,993,394)	$(8,510,759)
Canada	6,409	28,645
	$(6,986,985)	$(8,482,114)

Income tax expense (benefit), disaggregated by tax jurisdiction, is as follows:

	Year ended December 31
	2025	2024
United States- Federal	$-	$-
United States- State	-	-
Canada	4,079	4,967
	$4,079	$4,967

A reconciliation of the provision for income taxes computed at the combined federal and state statutory rate to the provision for income taxes as shown in the statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	Year ended December 31
	2025	2024
Net loss for the year before tax	$(6,986,985)	$(8,482,114)
Statutory federal income rate	21.00%	21.00%
Recovery of income taxes at statutory rates	$(1,467,267)	$(1,781,244)
State tax	(519,608)	(632,349)
Permanent differences	273,514	157,249
Adjustments to valuation allowance related to prior years	(54,654)	-
Change in valuation allowance	1,772,094	2,261,311
Tax expense for the year	$4,079	$4,967

Deductible temporary differences and unused tax losses for which no deferred tax assets have been recognized are attributable to the following:

	Year ended December 31
	2025	2024
Non-capital loss carry-forward	$4,573,084	$3,367,952
Resource properties	2,336,694	1,825,381
Equipment	83,604	27,955
Deferred income tax assets	6,993,382	5,221,288
Valuation allowance	(6,993,382)	(5,221,288)
Deferred income tax assets	$-	$-

U.S. GOLDMINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Deferred tax assets have not been recognized in the financial statements, as management does not consider it more likely than not that those assets will be realized in the near future. The Company has non-capital federal losses which may be carried forward to reduce taxable income in future years. As of December 31, 2025, the Company has non-capital losses of $16,085,418 in the United States of which $897,219 will expire between 2034 and 2037 and $15,188,199 may be carried forward indefinitely. Our U.S. federal net operating loss carryforwards expire as follows:

November 30, 2034	$46,930
November 30, 2035	289,455
November 30, 2036	283,286
November 30, 2037	277,548
Indefinite	15,188,199
$16,085,418

Note 16: Related Party Transactions

The Company shares personnel, including key management personnel, office space, equipment, and various administrative services with other companies, including GoldMining. Costs incurred by GoldMining are allocated between its related subsidiaries based on an estimate of time incurred and use of services and are charged at cost. During the year ended December 31, 2025, the allocated costs from GoldMining to the Company were $nil ($23,877 for the year ended December 31, 2024). Out of the allocated costs for the year ended December 31, 2024, $13,675 were for non-cash stock-based compensation expenses. During the year ended December 31, 2024, the allocated costs from GoldMining were treated as a capital contribution, as there is no obligation or intent regarding the repayment of such amounts by the Company.

During the year ended December 31, 2025, the Company incurred $5,675 in general and administrative costs ($142,140 for the year ended December 31, 2024) paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the year ended December 31, 2025, stock-based compensation costs included $157,574 ($5,861 for the year ended December 31, 2024), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 11.3).

During the year ended December 31, 2025, stock-based compensation costs included $9,848 ($366 for the year ended December 31, 2024), in amounts incurred for an immediate family member of a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 11.3).

Related party transactions are based on the amounts agreed to by the parties. During the year ended December 31, 2025 and 2024, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Note 17: Subsequent Event

Subsequent to December 31, 2025, the Company issued 8,133 shares of common stock upon the exercise of share purchase warrants at a price of $13.00 per share, for aggregate proceeds of $105,729. In addition, 5,175 RSUs vested, resulting in the issuance of 5,175 shares of common stock.

