Form 10-Q
period 2026-03-31
U.S. GoldMining Inc.
filed 2026-05-13
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,354,420 shares of common stock outstanding as of May 13, 2026.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	March 31, 2026	December 31, 2025

Current assets
Cash and cash equivalents	3	$4,709,577	$7,377,562
Restricted cash	3	42,931	43,235
Other receivables		29,783	56,024
Inventories		28,644	28,644
Prepaid expenses	4	1,249,562	79,639
Total current assets		6,060,497	7,585,104

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		79,428	86,224
Property and equipment, net		943,422	742,962
Total assets		$7,114,739	$8,445,682

Current liabilities
Accounts payable		$321,992	$223,821
Accrued liabilities		65,316	123,914
Current portion of lease liabilities		30,515	30,221
Other payables		180,863	180,863
Total current liabilities		598,686	558,819

Lease liabilities		49,241	58,171
Asset retirement obligations		224,906	219,582
Total liabilities		872,833	836,572

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at March 31, 2026 and December 31, 2025; 13,322,493 shares issued and outstanding as at March 31, 2026 and 13,308,985 shares issued and outstanding as at December 31, 2025	7	13,322	13,309
Additional paid-in capital		38,347,846	37,784,883
Accumulated deficit		(32,119,262)	(30,189,082)
Total stockholders’ equity		6,241,906	7,609,110
Total liabilities and stockholders’ equity		$7,114,739	$8,445,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended March 31
	Notes	2026	2025
Operating expenses
Exploration expenses	5	$531,840	$223,227
General and administrative expenses	6	1,410,037	1,055,808
Accretion		5,324	4,835
Depreciation		36,385	35,434
Total operating expenses		1,983,586	1,319,304
Loss from operations		(1,983,586)	(1,319,304)

Other income (expenses)
Interest income		55,910	31,903
Foreign exchange loss		(2,504)	(891)
Net loss for the period before tax		$(1,930,180)	$(1,288,292)
Current income tax expense		-	(3,304)
Net loss for the period		$(1,930,180)	$(1,291,596)

Loss per share
Basic and diluted	8	$(0.14)	$(0.10)

Weighted average shares outstanding
Basic and diluted		13,311,886	12,458,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended March 31
	2026	2025
Net cash provided by (used in):

Operating activities
Net loss for the period	$(1,930,180)	$(1,291,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	5,324	4,835
Depreciation	36,385	35,434
Stock-based compensation	454,647	172,415
Non-cash lease expenses	7,629	8,860
Changes in operating assets and liabilities
Prepaid expenses	(1,169,923)	5,023
Other receivables	26,241	(14,540)
Accounts payable	98,171	57,820
Accrued liabilities	(58,598)	109,223
Lease liabilities	(9,469)	(8,811)
Net cash used in operating activities	(2,539,773)	(921,337)

Investing activities
Purchase of equipment	(236,845)	-
Net cash used in investing activities	(236,845)	-

Financing activities
Proceeds from common shares issued upon exercise of warrants	108,329	-
Net cash provided by financing activities	108,329	-

Net change in cash, cash equivalents and restricted cash	(2,668,289)	(921,337)
Cash, cash equivalents and restricted cash, beginning of period	7,420,797	3,967,008
Cash, cash equivalents and restricted cash, end of period	$4,752,508	$3,045,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025		13,308,985	$13,309	$37,784,883	$(30,189,082)	$7,609,110
Common stock
Issued upon vesting of restricted stock units	7.6	5,175	5	(5)	-	-
Issued upon exercise of warrants	7.4	8,333	8	108,321	-	108,329
Stock-based compensation
Amortization of stock-based compensation	7.3, 7.5, 7.6	-	-	454,647	-	454,647
Net loss for the period		-	-	-	(1,930,180)	(1,930,180)
Balance at March 31, 2026		13,322,493	$13,322	$38,347,846	$(32,119,262)	$6,241,906

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024		12,456,815	$12,457	$27,630,696	$(23,198,018)	$4,445,135
Common stock
Issued upon exercise of stock options	7.5	1,596	2	(2)	-	-
Issued upon vesting of restricted stock units	7.6	3,763	3	(3)	-	-
Stock-based compensation
Amortization of stock-based compensation	7.3, 7.5, 7.6	-	-	172,415	-	172,415
Net loss for the period		-	-	-	(1,291,596)	(1,291,596)
Balance at March 31, 2025		12,462,174	$12,462	$27,803,106	$(24,489,614)	$3,325,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.” The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. GoldMining owns a controlling interest in the Company of 9,878,261 shares of common stock and common stock purchase warrants to purchase up to 122,490 shares of common stock, representing approximately 74.1% of the outstanding shares of the Company as of March 31, 2026.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results and cash flows for the periods presented.

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

Note 3: Cash and Cash Equivalents and Restricted Cash

	March 31, 2026	December 31, 2025
Cash and cash equivalents consist of:
Cash at bank	$1,709,577	$577,562
Term deposits	3,000,000	6,800,000
Total	$4,709,577	$7,377,562

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4,709,577	$7,377,562
Restricted cash	42,931	43,235
Total cash, cash equivalents and restricted cash	$4,752,508	$7,420,797

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2026	December 31, 2025
Advances(1)	$1,103,518	$-
Prepaid dues and subscriptions	61,201	-
Prepaid corporate development expenses	50,058	24,464
Prepaid insurance	28,300	44,614
Other prepaid expenses	6,485	10,561
Total	$1,249,562	$79,639

(1)	Advances relate to the cash advanced to Equity Geoscience Ltd. (“Equity Geoscience”), a technical consulting company for the management of an exploration program for the Whistler Project.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 5: Exploration Expenses

The following table presents costs incurred for exploration activities for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Consulting fees	$436,890	$121,492
Camp and field support expenses	36,299	43,067
Drilling and associated costs	35,374	24,146
Transportation, travel and other exploration expenses	23,277	34,522
Total	$531,840	$223,227

Note 6: General and Administrative Expenses

The following table presents general and administrative expenses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Office, consulting, investor relations, insurance and travel(1)	$605,642	$569,418
Stock-based compensation	454,647	172,415
Professional fees	177,567	175,792
Management fees, salaries and benefits	121,100	93,360
Filing, listing, dues and subscriptions	51,081	44,823
Total	$1,410,037	$1,055,808

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 11).

Note 7: Capital Stock

7.1 Equity Financing

ATM Program

On May 15, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents (collectively, the “sales agents”) providing for an at-the-market equity sales program (the “ATM Program”). The ATM Program and the related prospectus supplement initially permitted the Company to sell newly issued shares of its Common Stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms of the Sales Agreement. In September 30, 2025, and December 12, 2025, the Company filed prospectus supplements with the SEC to increase the maximum aggregate amount sold under the ATM Program to $7.6 million and $6.1 million, respectively.

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

During the three months ended March 31, 2026 and 2025, no shares of common stock were sold under the ATM Program.

7.2 Common and Preferred Stocks

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of March 31, 2026, there were 13,322,493 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

7.3 Restricted Shares

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

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of its and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of March 31, 2026, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

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

During the three months ended March 31, 2026, and 2025, the Company recognized stock-based compensation expense of $214,761 and $1,954, respectively, related to the Restricted Shares.

7.4 Share Purchase Warrants

A continuity schedule of the Company’s outstanding common stock purchase warrants for the three months ended March 31, 2026, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31 2025	1,740,992	$13.00	0.31
Exercised	(8,333)	13.00
Balance at March 31, 2026	1,732,659	$13.00	0.07

Subsequent to March 31, 2026, the Company extended the expiration date of its outstanding common stock purchase warrants from April 24, 2026, to May 1, 2026, and subsequently, further extended the expiration date of the warrants from May 1, 2026, to May 11, 2026, and from May 11, 2026, to May 22, 2026.

7.5 Stock Options

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

	Three Months Ended March 31,
	2026	2025
Risk Free Interest Rate	3.43%	-
Expected Life in Years	3.00	-
Expected Volatility	66.13%	-
Expected Dividend Yield	0.00%	-
Estimated forfeiture rate	0.00%	-

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price
Balance at December 31, 2025	425,300	$9.79
Granted	10,000	11.67
Forfeited	(5,800)	9.79
Balance at March 31, 2026	429,500	$9.84

As of March 31, 2026, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $769,885. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $316,344 to be recognized over the next 0.92 years.

During the three months ended March 31, 2026, and 2025, the Company recognized stock-based compensation expense of $159,588 and $109,502, respectively, related to stock options.

7.6 Restricted Stock Units

The Company’s RSUs vest in four equal annual instalments during the recipient’s continual service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

The following table summarizes the Company’s RSUs activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at December 31, 2025	19,950	$9.12
Vested	(5,175)	9.36
Forfeited	(500)	9.40
Balance at March 31, 2026	14,275	$9.02

During the three months ended March 31, 2026, and 2025, stock-based compensation expense of $80,298 and $60,959, respectively, were recognized related to the RSUs.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 8: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended March 31
	2026	2025
Numerator
Net loss for the period	$(1,930,180)	$(1,291,596)

Denominator
Weighted average number of shares, basic and diluted	13,311,886	12,458,002

Net loss per share, basic and diluted	$(0.14)	$(0.10)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 429,500 and 303,550 shares of common stock outstanding as of March 31, 2026, and 2025, respectively), RSUs (14,275 and 11,287 RSUs outstanding as of March 31, 2026, and 2025, respectively) and warrants (warrants to purchase 1,732,659 and 1,740,992 shares of common stock outstanding as of March 31, 2026, and 2025, respectively), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Note 9: Financial Instruments

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as of March 31, 2026, of $5,461,811. The Company’s accounts payable, accrued liabilities, current portion of lease liabilities and other payables are expected to be realized or settled within a one-year period.

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

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. A 10% change in the exchange rate of U.S. dollars to Canadian dollars would have an impact of approximately $13,109 on net loss for the three months ended March 31, 2026.

Note 10: Commitments and Contingencies

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

Future Commitments

The Company has obligations pursuant to underlying agreements on the Whistler Project, as follows:

1.	2.75% net smelter return (“NSR”) over all 377 claims and extending outside the current claims over an Area of Interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics Alaska Exploration Inc. (as assumed by the Company on August 5, 2015) in favor of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5,000,000. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an Area of Interest specified by standard township sub-division overlying the Whistler Deposit and Raintree West deposit to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between the Company (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in interest to Cominco American Incorporated). In October 2025, following the acquisition of Sandstorm Gold Ltd. by Royal Gold, Inc., the interest was transferred to RG Royalties, a wholly owned subsidiary of Royal Gold, Inc.

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between the Company and Gold Royalty U.S. Corp.

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

During the three months ended March 31, 2026 and 2025, the Company incurred $1,027 and $1,257, respectively, in general and administrative costs, paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three months ended March 31, 2026, and 2025, stock-based compensation expenses included $135,283 and $1,236, respectively, in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 7.3).

During the three months ended March 31, 2026, and 2025, stock-based compensation expenses included $8,455 and $77, respectively, in amounts incurred for an immediate family member of a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 7.3).

Related party transactions are based on the amounts agreed to by the parties. During the three months ended March 31, 2026, and 2025, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Note 12: Subsequent Event

Subsequent to March 31, 2026, the Company issued 15,062 shares of common stock upon the exercise of 323,437 share purchase warrants at a price of $13.00 per share on a cashless exercise basis.

Subsequent to March 31, 2026, the Company sold 16,865 shares of common stock under the ATM Program for gross proceeds of $225,338, with aggregate commissions paid or payable to the agents and other share issuance and settlement costs of $6,189.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. GoldMining Inc.

Management’s Discussion and Analysis

For the three months ended March 31, 2026

General

Unless the context otherwise requires, references to “U.S. GoldMining”, “the Company”, “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation, and references to “$” or “dollars” are to United States dollars.

You should read this management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 (the “MD&A”) in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “Quarterly Report”), as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), including, in each case, the related notes contained therein.

Cautionary Note Regarding Forward-Looking Statements

This MD&A includes forward-looking statements and forward-looking information as respectively defined under applicable Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-looking statements”. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

●	expectations regarding developing the 100%-owned Whistler exploration property located in Alaska, USA (the “Whistler Project”);
●	planned activities, including proposed exploration, development and the completion of proposed studies pertaining to the Whistler Project and the goals thereof; and
●	estimates regarding future liquidity requirements and the need for additional financing in the future.

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

We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 9,878,261 shares of our common stock, par value $0.001 per share (“Common Stock”), representing 74.0% of the outstanding shares of our Common Stock, and warrants (“Warrants”) to purchase up to 122,490 additional shares of our Common Stock, exercisable at a price of $13.00 per share until May 22, 2026.

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

Recent Developments

On January 20, 2026, we announced the initial results of our 2025 exploration program.

On March 2, 2026, we announced the results of an initial economic assessment (the “PEA”) on the Whistler Project. The PEA is preliminary in nature and there is no certainty that project envisaged in the preliminary economic assessment will be realized. Further information concerning the PEA is set out in the technical report summary prepared for the Company titled “Whistler Gold-Copper Project, S-K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Alaska, United States of America” with a date of issue of March 19, 2026, and an effective date of March 2, 2026, a copy of which is available under the Company’s profile atwww.sec.gov.

On April 20, 2026, we announced our exploration program for the 2026 field season at the Whistler Project (the “2026 Exploration Program”). The 2026 Exploration Program consists of diamond core drilling targeting near-deposit extensions and new targets within the Whistler–Raintree area.

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

During the three months ended March 31, 2026, and 2025, no shares of Common Stock were sold under the ATM Program.

Results of Operations

Three months ended March 31, 2026, compared to three months ended March 31, 2025

	Three Months Ended March 31
	2026	2025
Selected operating results
Net loss for the period	$(1,930,180)	$(1,291,596)
Loss from operations	(1,983,586)	(1,319,304)
Exploration expenses	531,840	223,227
General and administrative expenses	1,410,037	1,055,808
Depreciation	$36,385	$35,434

For the three months ended March 31, 2026, we had a net loss of $1.93 million (or $0.14 per share), compared to $1.29 million (or $0.10 per share) for the same period of 2025. The increase was primarily due to higher exploration expenses and general and administrative expenses.

For the three months ended March 31, 2026, we had exploration expenses of $0.53 million, compared to $0.22 million for the same period of 2025. The increase resulted from the completion of the PEA and increased exploration activity. During the three months ended March 31, 2026, exploration expenses primarily consisted of:

(i)	third-party consulting fees of $0.44 million, compared to $0.12 million for the same period of 2025. The consulting fees during the three months ended March 31, 2026, were primarily related to the completion of the PEA, and the planning and management of our exploration activities at the Whistler Project. In addition, consulting fees to third parties to conduct regulator, community and other stakeholder engagements;

(ii)	camp and field support expenses of $0.04 million, compared to $0.04 million for the same period of 2025. The expenses during the three months ended March 31, 2026, were primarily for camp maintenance costs, as well as stakeholder engagement to support the Alaska state led future access road;

(iii)	drilling and associated costs of $0.04 million, compared to $0.02 million for the same period of 2025. In the three months ended March 31, 2026, these costs primarily related to drilling pad construction in advance of the 2026 Exploration Program; and

(iv)	transportation, travel and other exploration expenses of $0.02 million, compared to $0.03 million for the same period of 2025. Such expenses were primarily for aircraft charter costs to transport crews, equipment and supplies to the Whistler Project.

For the three months ended March 31, 2026, general and administrative expenses were $1.41 million, compared to $1.06 million for the same period of 2025. During the three months ended March 31, 2026, general and administrative expenditures primarily consisted of:

(i)	consulting, corporate development and investor relations expenses of $0.48 million, compared to $0.44 million for the same period of 2025. The increase was primarily attributable to higher digital marketing expenses;

(ii)	professional fees of $0.18 million, compared to $0.18 million for the same period of 2025;

(iii)	management fees, salaries and benefits of $0.12 million, compared to $0.09 million for the same period of 2025;

(iv)	stock-based compensation expenses of $0.45 million, which consisted of $0.21 million related to the award of restricted shares, $0.24 million related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, compared to $0.17 million in 2024. The increase was primarily related to performance based restricted shares, following a reassessment in 2025 of the probability of achieving the applicable performance conditions, which resulted in the additional stock-based compensation expenses;

(v)	office administrative and insurance expenses of $0.10 million, compared to $0.11 million in 2025;

(vi)	filing, listing, dues and subscriptions expenses of $0.05 million, compared to $0.04 million for the same period of 2025; and

(vii)	travel, website design and hosting expenses of $0.03 million, compared to $0.03 million for the same period of 2025.

In each of the three months ended March 31, 2026, and 2025, depreciation expenses were $0.04 million.

For the three months ended March 31, 2026, our loss from operations was $1.98 million, compared to $1.32 million for the same period of 2025. The increase was primarily related to the increase of exploration expenses and general and administrative expenses.

Liquidity and Capital Resources

	As at March 31, 2026	As at December 31, 2025
Cash and cash equivalents	$4,709,577	$7,377,562
Working capital(1)	5,461,811	7,026,285
Total assets	7,114,739	8,445,682
Total current liabilities	598,686	558,819
Accounts payable	321,992	223,821
Accrued liabilities	65,316	123,914
Total non-current liabilities	274,147	277,753
Stockholders’ equity	$6,241,906	$7,609,110

(1)	Working capital is the difference between the total current assets and total current liabilities.

As of March 31, 2026, we had cash and cash equivalents of $4.71 million, compared to $7.38 million as of December 31, 2025. The decrease in cash was primarily due to general and administrative expenses and exploration expenditures, partially offset by the proceeds received from common shares issued upon exercise of warrants. As of March 31, 2026, we had total working capital of $5.46 million, compared to $7.03 million as of December 31, 2025.

As of March 31, 2026, we had current liabilities of $0.60 million, compared to $0.56 million as of December 31, 2025. Current liabilities as of March 31, 2026, consisted of: (i) accounts payable of $0.32 million, compared to $0.22 million as of December 31, 2025; (ii) accrued liabilities of $0.07 million, compared to $0.13 million as of December 31, 2025; (iii) current portion of lease liabilities of $0.03 million, compared to $0.03 million as of December 31, 2025; and (iv) other payables of $0.18 million, which remained the same as of December 31, 2025.

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

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026, was $2.54 million, compared to $0.92 million during the same period of 2025. The increase in cash used was primarily due to increase in operating expenses and an increase in prepaid expenses to $1.25 million, primarily relating to advances made to a third party technical consulting company for the management of the 2026 exploration program for the Whistler Project.

Net cash used in operating activities was primarily offset by non-cash items including stock-based compensation of $0.45 million, compared to $0.17 million in the same period of 2025; depreciation expenses of $0.04 million, compared to $0.04 million in the same period of 2025. The increase of stock-based compensation in 2026 was primarily related to vesting of stock options and RSUs granted in December 2025; and performance based restricted shares following a reassessment in 2025 of the probability of achieving the applicable performance conditions.

Changes in non-cash working capital used cash of $1.11 million for the three months ended March 31, 2026, compared to providing cash of $0.15 million for the three months ended March 31, 2025. The increased use of cash in non-cash working capital was primarily due to $1.11 million in cash advances to a third party technical consulting company for management of the 2026 exploration program for the Whistler Project.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026, was $0.24 million, relating to the purchase of equipment, compared to $nil during the same period of 2025.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $0.11 million, relating to the proceeds from warrant exercises, compared to $nil in the same period of 2025.

Commitments Required to Keep Whistler Project in Good Standing

We are required to make annual land payments to the Department of Natural Resources of Alaska in the amount of $0.23 million in 2026 and thereafter, to keep the Whistler Project in good standing. Additionally, we have an annual labor requirement of $0.14 million for 2026 and thereafter, for which a cash-in-lieu payment equal to the value of the annual labor requirement may be made instead.

Future Commitments

We have obligations pursuant to underlying agreements on the Whistler Project, as follows:

1.	2.75% net smelter return (“NSR”) over all 377 claims and extending outside the current claims over an Area of Interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics Alaska Exploration Inc. (as assumed by us on August 5, 2015) in favour of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5 million. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an Area of Interest specified by standard township sub-division overlying the Whistler Deposit and Raintree West deposit to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between us (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in-interest to Cominco American Incorporated). In October 2025, following the acquisition of Sandstorm Gold Ltd. by Royal Gold, Inc., the interest was transferred to RG Royalties, a wholly owned subsidiary of Royal Gold, Inc.

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between us and Gold Royalty U.S. Corp.

Transactions with Related Parties

During the three months ended March 31, 2026, and 2025, we incurred $1,027 and $1,257, respectively, in general and administrative expenses related to website design, video production, website hosting services and marketing services paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

During the three months ended March 31, 2026, and 2025, stock-based compensation costs included $135,283 and $1,236, respectively, in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022.

During the three months ended March 31, 2026, and 2025, stock-based compensation expenses included $8,455 and $77, respectively, in amounts incurred for an immediate family member of a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022.

Related party transactions are recorded based on the amounts agreed to by the parties. During the quarters ended March 31, 2026, and 2025, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date of this Quarterly Report, we have 13,354,420 shares of our Common Stock outstanding, including 254,000 performance based Restricted Shares. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 429,500 shares of our Common Stock at an exercise price of $9.84 per share, 14,275 outstanding RSUs, and outstanding Warrants to purchase 1,409,222 shares of our Common Stock at an exercise price of $13 per share. The exercise of stock options and Warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or Warrants will be exercised in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of March 31, 2026, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this MD&A, our disclosure controls and procedures were effective. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit
10.1	Amendment to Warrant Agency Agreement, dated as of April 23, 2026, by and between U.S. GoldMining Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLDMINING INC.

Date: May 13, 2026	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Tyler Wong
Tyler Wong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

