Form 10-Q
period 2026-06-30
U.S. GoldMining Inc.
filed 2026-08-12
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,035,736 shares of common stock outstanding as of August 12, 2026.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	June 30, 2026	December 31, 2025

Current assets
Cash and cash equivalents	3	$7,421,773	$7,377,562
Restricted cash	3	42,562	43,235
Other receivables		6,039	56,024
Inventories		89,119	28,644
Prepaid expenses	4	592,581	79,639
Total current assets		8,152,074	7,585,104

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		72,458	86,224
Property and equipment, net	5	1,069,545	742,962
Total assets		$9,325,469	$8,445,682

Current liabilities
Accounts payable		$194,525	$223,821
Accrued liabilities		112,844	123,914
Current portion of lease liabilities		30,697	30,221
Other payables		-	180,863
Total current liabilities		338,066	558,819

Lease liabilities		40,235	58,171
Asset retirement obligations	6	244,391	219,582
Total liabilities		622,692	836,572

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at June 30, 2026 and December 31, 2025; 13,512,860 shares issued and outstanding as at June 30, 2026 and 13,308,985 shares issued and outstanding as at December 31, 2025	9	13,513	13,309
Additional paid-in capital		41,613,220	37,784,883
Share issuance obligation	9.1	4,000,001	-
Accumulated deficit		(36,923,957)	(30,189,082)
Total stockholders’ equity		8,702,777	7,609,110
Total liabilities and stockholders’ equity		$9,325,469	$8,445,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended June 30		Six Months Ended June 30
	Notes	2026	2025	2026	2025
Operating expenses
Exploration expenses	7	$3,041,344	$220,129	$3,573,184	$443,356
General and administrative expenses	8	1,138,631	666,367	2,548,668	1,722,175
Accretion		5,453	4,952	10,777	9,787
Depreciation		47,023	35,436	83,408	70,870
Total operating expenses		4,232,451	926,884	6,216,037	2,246,188
Loss from operations		(4,232,451)	(926,884)	(6,216,037)	(2,246,188)

Other income (expenses)
Interest income		29,444	29,801	85,354	61,704
Foreign exchange loss		(2,535)	(7,876)	(5,039)	(8,767)
Net loss for the period before tax		$(4,205,542)	$(904,959)	$(6,135,722)	$(2,193,251)
Current income tax expense		-	(61)	-	(3,365)
Net loss for the period		$(4,205,542)	$(905,020)	$(6,135,722)	$(2,196,616)

Loss per share
Basic and diluted	10	$(0.36)	$(0.07)	$(0.50)	$(0.18)

Weighted average shares outstanding
Basic and diluted		13,414,299	12,509,273	13,363,375	12,483,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended June 30
	2026	2025
Net cash provided by (used in):

Operating activities
Net loss for the period	$(6,135,722)	$(2,196,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	10,777	9,787
Depreciation	83,408	70,870
Stock-based compensation	857,191	295,065
Non-cash lease expenses	15,135	23,637
Changes in operating assets and liabilities
Inventories	(60,475)	-
Prepaid expenses	(512,942)	(23,043)
Other receivables	49,985	(16,400)
Accounts payable	(29,296)	14,094
Accrued liabilities	(71,225)	48,376
Lease liabilities	(18,829)	(17,943)
Net cash used in operating activities	(5,811,993)	(1,792,173)

Investing activities
Purchase of equipment	(395,959)	-
Net cash used in investing activities	(395,959)	-

Financing activities
Proceeds from At-The-Market offering, net of issuance costs	550,790	1,089,099
Proceeds from common shares issued upon exercise of warrants	1,700,699	-
Proceeds from registered direct offering	4,000,001	-
Net cash provided by financing activities	6,251,490	1,089,099

Net change in cash, cash equivalents and restricted cash	43,538	(703,074)
Cash, cash equivalents and restricted cash, beginning of period	7,420,797	3,967,008
Cash, cash equivalents and restricted cash, end of period	$7,464,335	$3,263,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Share Issuance	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Obligation	Deficit	Equity
Balance at December 31, 2025		13,308,985	$13,309	$37,784,883	$-	$(30,189,082)	$7,609,110
Common stock
Issued upon vesting of restricted stock units	9.6	5,175	5	(5)	-	-	-
Issued upon exercise of warrants	9.4	8,333	8	108,321	-	-	108,329
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	454,647	-	-	454,647
Net loss for the period		-	-	-	-	(1,930,180)	(1,930,180)
Balance at March 31, 2026		13,322,493	$13,322	$38,347,846	$-	$(32,119,262)	$6,241,906
Common stock
Issued under At-The-Market offering	9.1	47,595	48	567,076	-	-	567,124
Issuance costs for At-The-Market offering	9.1	-	-	(16,334)	-	-	(16,334)
Issued upon vesting of restricted stock units	9.6	5,175	5	(5)	-	-	-
Issued upon exercise of warrants	9.4	137,597	138	1,592,232	-	-	1,592,370
Issuance costs for exercise of warrants	9.4	-	-	(33,959)	-	-	(33,959)
Issuable upon registered direct offering	9.1	-	-	-	4,000,001	-	4,000,001
Issuance costs for registered direct offering	9.1	-	-	(26,196)	-	-	(26,196)
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	402,544	-	-	402,544
Reversal of other payables		-	-	180,863	-	-	180,863
Deemed dividends	9.4	-	-	599,153	-	(599,153)	-
Net loss for the period		-	-	-	-	(4,205,542)	(4,205,542)
Balance at June 30, 2026		13,512,860	$13,513	$41,613,220	$4,000,001	$(36,923,957)	$8,702,777

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024		12,456,815	$12,457	$27,630,696	$(23,198,018)	$4,445,135
Common stock
Issued upon exercise of stock options	9.5	1,596	2	(2)	-	-
Issued upon vesting of restricted stock units	9.6	3,763	3	(3)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	172,415	-	172,415
Net loss for the period		-	-	-	(1,291,596)	(1,291,596)
Balance at March 31, 2025		12,462,174	$12,462	$27,803,106	$(24,489,614)	$3,325,954
Common stock
Issued under At-The-Market offering	9.1	111,422	111	1,122,142	-	1,122,253
Issuance costs for At-The-Market offering	9.1	-	-	(33,154)	-	(33,154)
Issued upon vesting of restricted stock units	9.6	3,563	4	(4)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	122,650	-	122,650
Net loss for the period		-	-	-	(905,020)	(905,020)
Balance at June 30, 2025		12,577,159	$12,577	$29,014,740	$(25,394,634)	$3,632,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.” The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. GoldMining owns a controlling interest in the Company of 10,000,751 shares of common stock, representing approximately 74.0% of the outstanding shares of the Company as of June 30, 2026.

The Company’s common stock is listed on the Nasdaq Capital Market under the symbols “USGO”.

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

These unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared on a going concern basis, which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company is a resource exploration stage company, which does not generate any revenue and has been relying mainly on equity-based financing to fund its operations. For the six months ended June 30, 2026, the Company incurred a net loss of $6,135,722 (June 30, 2025: $2,196,616). The Company will require additional financing through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the At The Market Offering (the “ATM Program”), and short-term or long-term loans or a combination thereof to meet its administrative costs and to continue to explore and develop the Whistler Project. There is no assurance that sufficient future funding will be available on a timely basis or on terms acceptable to the Company. As such, these events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has a plan, through the use of its ATM Program, to alleviate the substantial doubt of the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern, and any such adjustments may be material.

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

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Consolidation

The consolidated financial statements include the financial statements of the Company and US GoldMining Canada Inc., a wholly owned subsidiary of the Company. A subsidiary is consolidated from the date the Company obtains control and continue to be consolidated until the date that control ceases. Control is achieved when the Company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity.

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

Note 3: Cash and Cash Equivalents and Restricted Cash

	June 30, 2026	December 31, 2025
Cash and cash equivalents consist of:
Cash at bank	$4,421,773	$577,562
Term deposits	3,000,000	6,800,000
Total	$7,421,773	$7,377,562

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$7,421,773	$7,377,562
Restricted cash	42,562	43,235
Total cash, cash equivalents and restricted cash	$7,464,335	$7,420,797

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2026	December 31, 2025
Advances(1)	$444,003	$-
Prepaid insurance	68,699	44,614
Prepaid dues and subscriptions	40,087	4,663
Prepaid corporate development expenses	33,307	24,464
Other prepaid expenses	6,485	5,898
Total	$592,581	$79,639

(1)	Advances relate to the cash advanced to Equity Geoscience Ltd. (“Equity Geoscience”), a technical consulting company for the management of an exploration program for the Whistler Project.

Note 5: Property and Equipment

Property and equipment consist of the following:

	June 30, 2026			December 31, 2025
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$781,738	$(225,503)	$556,235	$767,706	$(187,117)	$580,589
Vehicles and hauling equipment	255,766	(104,484)	151,282	174,508	(79,989)	94,519
Exploration equipment	422,838	(61,385)	361,453	108,137	(41,287)	66,850
Computer hardware	2,574	(1,999)	575	2,574	(1,570)	1,004
	$1,462,916	$(393,371)	$1,069,545	$1,052,925	$(309,963)	$742,962

Note 6: Asset Retirement Obligations (the “ARO”)

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	June 30, 2026	December 31, 2025
Undiscounted amount of estimated cash flows	$412,600	$385,600
Life expectancy (years)	7	8
Inflation rate	2.00%	2.00%
Discount rate	9.32% to 11.40%	9.32% to 11.40%

The following table summarizes the movements of the Company’s ARO:

	June 30, 2026	December 31, 2025
Balance, beginning of period	$219,582	$199,525
Accretion	10,777	20,057
Change in estimate	14,032	-
Balance, end of period	$244,391	$219,582

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 7: Exploration Expenses

The following table presents costs incurred for exploration activities for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Drilling and associated costs	$1,135,944	$1,097	$1,171,318	$25,243
Consulting fees	653,024	196,600	1,089,914	318,092
Transportation & travel expenses	550,131	453	567,852	17,000
Camp and field support expenses	547,966	18,811	584,265	61,878
Other exploration expenses	154,279	3,168	159,835	21,143
Total	$3,041,344	$220,129	$3,573,184	$443,356

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Office, consulting, investor relations, insurance and travel(1)	$384,327	$314,266	$989,969	$883,684
Stock-based compensation	402,544	122,650	857,191	295,065
Professional fees	162,634	80,261	340,201	256,053
Management fees, salaries and benefits	122,248	102,669	243,348	196,029
Filing, listing, dues and subscriptions	66,878	46,521	117,959	91,344
Total	$1,138,631	$666,367	$2,548,668	$1,722,175

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company controlled by a direct family member of a co-chairman and director of GoldMining (Note 13).

Note 9: Capital Stock

9.1 Equity Financing

ATM Program

On May 15, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents (collectively, the “sales agents”) providing for an at-the-market equity sales program. The ATM Program and the related prospectus supplement initially permitted the Company to sell newly issued shares of its Common Stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms of the Sales Agreement. In September 30, 2025, and December 12, 2025, the Company filed prospectus supplements with the SEC to increase the maximum aggregate amount sold under the ATM Program to $7.6 million and $6.1 million, respectively.

On June 26, 2026, the Company filed a prospectus supplement reducing the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $2.1 million.

On July 6, 2026, the Company filed a prospectus supplement to increase the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $4.2 million, which does not include the Common Stock that were sold pursuant to the ATM Program prior to July 6, 2026, having an aggregate gross sales price of approximately $10.7 million.

Sales under the ATM Program may be made directly or through the facilities of the NASDAQ or other active trading market in the United States. A fixed cash commission rate of 2.5% on the gross sales price per share of Common Stock sold under the ATM Program is payable to the agents in connection with any such sales.

During the three and six months ended June 30, 2026, the Company sold 47,595 shares of Common Stock, under the ATM Program for gross proceeds of $567,124, with aggregate commissions paid to the agents and other share issuance and settlement costs of $16,334.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Registered Direct Offering

On June 26, 2026, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering 522,876 newly issued shares of its Common Stock, at a purchase price of $7.65 per share. The gross proceeds to the Company from the registered direct offering were $4,000,001. Aggregate issuance costs payable under the registered direct offering were $26,196. The shares were issued to the investor on July 6, 2026.

9.2 Common and Preferred Stocks

The authorized share capital of the Company is comprised of 300,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001.

As of June 30, 2026, there were 13,512,860 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

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

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of its and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of June 30, 2026, 254,000 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

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

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $217,148 and $431,909, respectively ($1,875 and $3,829, respectively, during the three and six months ended June 30, 2025), related to the Restricted Shares.

9.4 Stock Purchase Warrants

A continuity schedule of the Company’s outstanding common stock purchase warrants for the three and six months ended June 30, 2026, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2025	1,740,992	$13.00	0.31
Exercised	(8,333)	13.00
Balance at March 31, 2026	1,732,659	13.00	0.07
Exercised	(447,504)	13.00
Expired	(1,285,155)	13.00
Balance at June 30, 2026	-	$-	-

During the three and six months ended June 30, 2026, the Company issued 122,490 shares and 130,823 shares, respectively, of common stock in connection with the exercise of an equal number of warrants. Additionally, during the three and six months ended June 30, 2026, the Company issued 15,107 shares of common stock in connection with the cashless exercise of 325,014 warrants.

During the three and six months ended June 30, 2026, the Company extended the expiration date of its outstanding common stock purchase warrants from April 24, 2026, to May 1, 2026, and further extended the expiration date of the warrants from May 1, 2026, to May 11, 2026, and from May 11, 2026, to May 22, 2026. The warrants expired on May 22, 2026, and are no longer outstanding.

The incremental fair value resulting from each extension was measured based on the quoted market price of the Company’s publicly traded warrants (“USGOW”) immediately before and after each modification. The aggregate incremental fair value of $599,153 arising from these warrant modifications was recognized as deemed dividends during the six months ended June 30, 2026.

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

	Six Months Ended June 30,
	2026	2025
Risk Free Interest Rate	3.43%	-
Expected Life in Years	3.00	-
Expected Volatility	66.13%	-
Expected Dividend Yield	0.00%	-
Estimated forfeiture rate	0.00%	-

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at December 31, 2025	425,300	$9.79	3.89
Granted	10,000	11.67
Forfeited	(5,800)	9.79
Balance at March 31, 2026	429,500	9.84	3.67
Balance at June 30, 2026	429,500	$9.84	3.42

As of June 30, 2026, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $173,517 to be recognized over the next 0.73 years.

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expenses of $142,827 and $302,415, respectively ($92,347 and $201,849 respectively, during the three and six months ended June 30, 2025), for the stock options granted.

9.6 Restricted Stock Units

The Company’s RSUs vest in four equal annual instalments during the recipient’s continual service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

The following table summarizes the Company’s RSUs activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at December 31, 2025	19,950	$9.12
Vested	(5,175)	9.36
Forfeited	(500)	9.40
Balance at March 31, 2026	14,275	$9.02
Vested	(5,175)	9.36
Balance at June 30, 2026	9,100	$8.83

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $42,569 and $122,867, respectively ($28,428 and $89,387 respectively, during the three and six months ended June 30, 2025) related to the RSUs.

Note 10: Net Loss Per Share

The following table provides reconciliation of net loss per share of common stock:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Numerator
Net loss for the period	$(4,205,542)	$(905,020)	$(6,135,722)	$(2,196,616)
Deemed dividends	(599,153)	-	(599,153)	-
Net loss attributable to common stockholders	$(4,804,695)	$(905,020)	$(6,734,875)	$(2,196,616)

Denominator
Weighted average number of shares, basic and diluted	13,414,299	12,509,273	13,363,375	12,483,779

Net loss per share, basic and diluted	$(0.36)	$(0.07)	$(0.50)	$(0.18)

The basic and diluted net loss per share are the same as the Company is in a net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 429,500 and 293,550 shares of common stock outstanding as of June 30, 2026, and 2025, respectively), RSUs (9,100 and 7,124 RSUs outstanding as of June 30, 2026, and 2025, respectively) and warrants (warrants to purchase nil and 1,740,992 shares of common stock outstanding as of June 30, 2026, and 2025, respectively), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital as of June 30, 2026, of $7,814,008. The Company’s accounts payable, accrued liabilities and current portion of lease liabilities are expected to be realized or settled within a one-year period.

The Company has not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, its initial public offering, the exercise of stock purchase warrants, the ATM Program and the registered direct offering. The Company’s ability to meet its obligations and finance exploration activities depends on its ability to generate cash flow through the issuance of shares of common stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for the Company’s common stock, restricting access to some institutional investors. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. A 10% change in the exchange rate of U.S. dollars to Canadian dollars would have an impact of approximately $3,193 on net loss for the six months ended June 30, 2026.

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

During the three and six months ended June 30, 2026, the Company incurred $1,125 and $2,152, respectively, and during the three and six months ended June 30, 2025, $2,450 and $3,707, respectively, in general and administrative costs, paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three and six months ended June 30, 2026, stock-based compensation costs included $136,786 and $272,069, respectively ($1,182 and $2,418 during the three and six months ended June 30, 2025), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

During the three and six months ended June 30, 2026, stock-based compensation costs included $8,549 and $17,004, respectively ($74 and $151 during the three and six months ended June 30, 2025), in amounts incurred for an immediate family member of a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

In May 2026, GoldMining exercised 122,490 warrants at a price of $13.00 per warrant for a total consideration of $1,592,370.

Related party transactions are based on the amounts agreed to by the parties. During the three months ended June 30, 2026, and 2025, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. GoldMining Inc.

Management’s Discussion and Analysis

For the three and six months ended June 30, 2026

General

Unless the context otherwise requires, references to “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation, and references to “$” or “dollars” are to United States dollars.

You should read this management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 (the “MD&A”) in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (the “Quarterly Report”), as well as our annual consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), including, in each case, the related notes contained therein.

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

We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 10,000,751 shares of our common stock, par value $0.001 per share (“Common Stock”), representing 71.3% of the outstanding shares of our Common Stock.

Our principal executive offices are located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 4A2, our registered office is 3773 Howard Hughes Pkwy #500s Las Vegas, NV 89169 and our head operating office is located at 301 Calista Court, Suite 200, Office 203, Anchorage, Alaska, 99518. Our website address is www.usgoldmining.us.

Our shares of Common Stock are listed on the Nasdaq Capital Market under the symbol “USGO”.

Recent Developments

On January 20, 2026, we announced the initial results of our 2025 exploration program.

On March 2, 2026, we announced the results of an initial economic assessment (the “PEA”) on the Whistler Project. The PEA is preliminary in nature and there is no certainty that the project envisaged in the PEA will be realized. Further information concerning the PEA is set out in the technical report summary prepared for us titled “Whistler Gold-Copper Project, S-K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Alaska, United States of America” with a date of issue of March 19, 2026, and an effective date of March 2, 2026, a copy of which is available under our profile at www.sec.gov.

On April 20, 2026, we announced our exploration program for the 2026 field season at the Whistler Project (the “2026 Exploration Program”). The 2026 Exploration Program consists of diamond core drilling targeting near-deposit extensions and new targets within the Whistler–Raintree area.

On June 26, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell 522,876 shares of our Common Stock at a purchase price of $7.65 per share in the June 2026 Registered Direct Offering (as defined below). Such shares of common stock were issued on July 6, 2026.

On July 6, 2026, we announced the commencement of drilling under our 2026 Exploration Program. The initial assay results are expected by the end of the third quarter of 2026, subject to laboratory turnaround times.

At-The-Market Equity Program

On May 15, 2024, we entered into an At-the-Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents providing for an at-the-market equity sales program (the “ATM Program”). The ATM Program initially allowed us to sell newly issued shares of our Common Stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms thereof. Subsequently, the ATM Program was amended on September 30, 2025, and December 12, 2025, to increase such amount to $7.6 million and $6.1 million, respectively.

On June 26, 2026, we filed a prospectus supplement reducing the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $2.1 million.

On July 6, 2026, we filed an additional prospectus supplement to increase the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $4.2 million, which does not include the Common Stock that were sold pursuant to the ATM Program prior to July 6, 2026, having an aggregate gross sales price of approximately $10.7 million.

Sales under the ATM Program may be made directly or through the facilities of the NASDAQ or other active trading market in the United States. A fixed cash commission rate of 2.5% on the gross sales price per share of Common Stock sold under the ATM Program is payable to the agents in connection with any such sales.

During the three and six months ended June 30, 2026, we sold 47,595 shares of Common Stock under the ATM Program for gross proceeds of $567,124, with aggregate commissions paid to the agents and other share issuance and settlement costs of $16,334.

June 2026 Registered Direct Offering

On June 26, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell in a registered direct offering 522,876 shares of our Common Stock, at a purchase price of $7.65 per share (the “June 2026 Registered Direct Offering”). The aggregate gross proceeds from the registered direct offering were $4,000,001, prior to deducting offering expenses payable by us. Aggregate issuance costs and expenses payable in connection with the registered direct offering were $26,196. The shares were issued to the investor on July 6, 2026.

Results of Operations

Three months ended June 30, 2026, compared to three months ended June 30, 2025

	Three Months Ended June 30
	2026	2025	Change
Selected operating results
Net loss for the period	$(4,205,542)	$(905,020)	$(3,300,522)
Net loss attributable to common stockholders	(4,804,695)	(905,020)	(3,899,675)
Loss from operations	(4,232,451)	(926,884)	(3,305,567)
Exploration expenses	3,041,344	220,129	2,821,215
General and administrative expenses	1,138,631	666,367	472,264
Depreciation	$47,023	$35,436	$11,587

For the three months ended June 30, 2026, we had a net loss of $4.21 million (or $0.31 per share), compared to $0.91 million (or $0.07 per share) for the same period of 2025. The increase was primarily due to higher exploration expenses and general and administrative expenses. During the three months ended June 30, 2026, we recognized a deemed dividend of $599,153 arising from extensions of the expiration date of our outstanding common stock purchase warrants ($nil for the same period of 2025). After giving effect to this deemed dividend, net loss attributable to holders of our Common Stock was $4.81 million (or $0.36 per share), compared to $0.91 million (or $0.07 per share) for the same period of 2025.

For the three months ended June 30, 2026, we had exploration expenses of $3.04 million, compared to $0.22 million for the same period of 2025. The increase was primarily attributable to our 2026 Exploration Program at the Whistler Project and the earlier commencement of field activities in April 2026, compared to the 2025 field program, which commenced in July 2025 after the end of the comparative reporting period. During the three months ended June 30, 2026, exploration expenses primarily consisted of:

(i)	drilling and associated costs of $1.14 million, compared to $0.00 million for the same period of 2025. Such expenses during the three months ended June 30, 2026, were primarily for the 2026 drilling program at the Whistler Project, which features diamond core drilling focused on high-priority targets within the Whistler-Raintree area.

(ii)	third-party consulting fees of $0.65 million, compared to $0.20 million for the same period of 2025. The consulting fees during the three months ended June 30, 2026, were primarily related to the planning and management of our exploration activities at the Whistler Project. In addition, consulting fees to third parties to conduct regulator, community and other stakeholder engagements;

(iii)	transportation, travel and other exploration expenses of $0.55 million, compared to $0.00 million for the same period of 2025. Such expenses were primarily for aircraft charter costs to transport crews, equipment and supplies to the Whistler Project, to ensure adequate stocks of equipment and consumables for the 2026 Exploration Program;

(iv)	camp and field support expenses of $0.55 million, compared to $0.02 million for the same period of 2025. The expenses during the three months ended June 30, 2026, were primarily for camp costs for the 2026 filed program, including equipment maintenance, camp management labor and supplies for the 2026 Exploration Program, as well as stakeholder engagement to support the Alaska state led future access road; and

(v)	other exploration expenses of $0.15 million, compared to $0.00 million for the same period of 2025. Such expenses during this period were primarily related to fuel consumption and equipment rentals in support of the 2026 Exploration Program.

For the three months ended June 30, 2026, general and administrative expenses were $1.14 million, compared to $0.67 million for the same period of 2025. During the three months ended June 30, 2026, general and administrative expenditures primarily consisted of:

(i)	stock-based compensation expenses of $0.40 million, which consisted of $0.22 million related to the award of restricted shares, $0.18 million related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, compared to $0.12 million for the same period of 2025. The increase was primarily related to performance based restricted shares, following a reassessment in 2025 of the probability of achieving the applicable performance conditions, which resulted in the additional stock-based compensation expenses;

(ii)	consulting, corporate development and investor relations expenses of $0.27 million, compared to $0.19 million for the same period of 2025. The increase was primarily attributable to higher digital marketing expenses;

(iii)	professional fees of $0.16 million, compared to $0.08 million for the same period of 2025;

(iv)	management fees, salaries and benefits of $0.12 million, compared to $0.10 million for the same period of 2025;

(v)	office administrative and insurance expenses of $0.10 million, compared to $0.11 million for the same period of 2025;

(vi)	filing, listing, dues and subscriptions expenses of $0.07 million, compared to $0.05 million for the same period of 2025; and

(vii)	travel, website design and hosting expenses of $0.02 million, compared to $0.02 million for the same period of 2025.

For the three months ended June 30, 2026, depreciation expenses were $0.05 million, compared to $0.04 million in the same period of 2025. The increase was primarily due to depreciation of new equipment acquired during the period.

For the three months ended June 30, 2026, our loss from operations was $4.23 million, compared to $0.93 million for the same period of 2025. The increase was primarily related to the increase of exploration expenses and general and administrative expenses.

Six months ended June 30, 2026, compared to six months ended June 30, 2025

	Six Months Ended June 30
	2026	2025	Change
Selected operating results
Net loss for the period	$(6,135,722)	$(2,196,616)	$(3,939,106)
Net loss attributable to common stockholders	(6,734,875)	(2,196,616)	(4,538,259)
Loss from operations	(6,216,037)	(2,246,188)	(3,969,849)
Exploration expenses	3,573,184	443,356	3,129,828
General and administrative expenses	2,548,668	1,722,175	826,493
Depreciation	$83,408	$70,870	$12,538

For the six months ended June 30, 2026, we recorded a net loss of $6.14 million (or $0.46 per share), compared to $2.20 million (or $0.18 per share) for the same period of 2025. The increase was primarily due to higher exploration expenses and general and administrative expenses. During the six months ended June 30, 2026, we recognized a deemed dividend of $599,153 arising from extensions of the expiration date of our outstanding common stock purchase warrants ($nil for the same period of 2025). After giving effect to this deemed dividend, net loss attributable to holders of our Common Stock was $6.73 million (or $0.50 per share), compared to $2.20 million (or $0.18 per share) for the same period of 2025.

For the six months ended June 30, 2026, we had exploration expenses of $3.57 million, compared to $0.44 million for the same period of 2025. The increase was primarily attributable to our 2026 Exploration Program at the Whistler Project and the earlier commencement of field activities in April 2026, compared to the 2025 field program, which commenced in July 2025, after the end of the comparative reporting period. During the six months ended June 30, 2026, exploration expenses primarily consisted of:

(i)	drilling and associated costs of $1.17 million, compared to $0.03 million for the same period of 2025. In the six months ended June 30, 2026, such expenses were primarily for the 2026 drilling program at the Whistler Project, which features diamond core drilling focused on high-priority targets within the Whistler-Raintree area;

(ii)	third-party consulting fees of $1.09 million, compared to $0.32 million for the same period of 2025. The consulting fees during the six months ended June 30, 2026, were primarily related to the planning and management of our exploration activities at the Whistler Project and the completion of the PEA. In addition, consulting fees to third parties to conduct regulator, community and other stakeholder engagements;

(iii)	camp and field support expenses of $0.58 million, compared to $0.06 million for the same period of 2025. The expenses during the six months ended June 30, 2026, were primarily for camp costs for the 2026 field program, including equipment maintenance, camp management labor and supplies for the 2026 Exploration Program, as well as stakeholder engagement to support the Alaska state led future access road;

(iv)	transportation and travel expenses of $0.57 million, compared to $0.01 million for the same period of 2025. Such expenses were primarily for aircraft charter costs to transport crews, equipment and supplies to the Whistler Project;

(v)	other exploration expenses of $0.16 million, compared to $0.02 million for the same period of 2025. Such expenses during this period were primarily related to fuel consumption and equipment rentals in support of the 2026 Exploration Program.

For the six months ended June 30, 2026, general and administrative expenditures were $2.55 million, compared to $1.72 million for the same period of 2025. During the six months ended June 30, 2026, general and administrative expenditures primarily consisted of:

(i)	stock-based compensation expenses of $0.86 million, which consisted of $0.43 million related to the award of restricted shares, $0.43 million related to the fair value of stock options and RSUs issued by us to management, directors, consultants and employees, compared to $0.30 million for the same period of 2025. The increase was primarily related to performance based restricted shares, following a reassessment in 2025 of the probability of achieving the applicable performance conditions, which resulted in the additional stock-based compensation expenses;

(ii)	consulting, corporate development and investor relations expenses of $0.75 million, compared to $0.63 million for the same period of 2025. The increase was primarily attributable to higher digital marketing expenses;

(iii)	professional fees of $0.34 million, compared to $0.26 million for the same period of 2025;

(iv)	management fees, salaries and benefits of $0.24 million, compared to $0.20 million for the same period of 2025;

(v)	office administrative and insurance expenses of $0.20 million, compared to $0.21 million for the same period of 2025;

(vi)	filing, listing, dues and subscriptions expenses of $0.12 million, compared to $0.09 million for the same period of 2025; and

(vii)	travel, website design and hosting expenses of $0.04 million, compared to $0.03 million for the same period of 2025.

For the six months ended June 30, 2026, depreciation expenses were $0.08 million, compared to $0.07 million in the same period of 2025. The increase was primarily due to depreciation of new equipment acquired during the period.

For the six months ended June 30, 2026, our loss from operations was $6.22 million, compared to $2.25 million for the same period of 2025. The increase was primarily related to the increase of exploration expenses and general and administrative expenses.

Liquidity and Capital Resources

	As at June 30, 2026	As at December 31, 2025
Cash and cash equivalents	$7,421,773	$7,377,562
Working capital(1)	7,814,008	7,026,285
Total assets	9,325,469	8,445,682
Total current liabilities	338,066	558,819
Accounts payable	194,525	223,821
Accrued liabilities	112,844	123,914
Total non-current liabilities	284,626	277,753
Stockholders’ equity	$8,702,777	$7,609,110

(1)	Working capital is the difference between total current assets and total current liabilities.

As of June 30, 2026, we had cash and cash equivalents of $7.42 million, compared to $7.38 million as of December 31, 2025. The increase was primarily attributable to proceeds received from the registered direct offering, the exercise of warrants, and the ATM Program, partially offset by general and administrative expenses and exploration expenditures incurred during the six months ended June 30, 2026. As of June 30, 2026, we had total working capital of $7.81 million, compared to $7.03 million as of December 31, 2025.

As of June 30, 2026, we had current liabilities of $0.34 million, compared to $0.56 million as of December 31, 2025. Current liabilities as of June 30, 2026, consisted of: (i) accounts payable of $0.20 million, compared to $0.22 million as of December 31, 2025; (ii) accrued liabilities of $0.11 million, compared to $0.13 million as of December 31, 2025; (iii) current portion of lease liabilities of $0.03 million, compared to $0.03 million as of December 31, 2025; and (iv) other payables of $nil, compared to $0.18 million as of December 31, 2025.

We are a resource exploration stage company that does not generate any revenue and have relied principally on equity-based financing to fund our operations. The only sources of financing to date have been through advances from GoldMining, our initial public offering (the “IPO”), the exercise of share purchase warrants, our ATM Program and the registered direct offering. For the six months ended June 30, 2026, we incurred a net loss of $6.14 million, and our ability to continue in operation for the foreseeable future and to realize our assets and discharge our liabilities in the normal course of business, including to meet our obligations and finance exploration activities, is dependent on our ability to obtain additional financing. There is no assurance that sufficient future funding will be available on a timely basis or on terms acceptable to us. Among other things, capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing, which may not be available on acceptable terms, or at all. As such, these events and conditions raise substantial doubt about our ability to continue as a going concern. Management has a plan, through the use of the ATM Program, to alleviate the substantial doubt about our ability to continue as a going concern. Our unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern, and any such adjustments may be material.

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, was $5.81 million, compared to $1.79 million during the same period of 2025. The increase in cash used was primarily due to an increase in operating expenses and an increase in prepaid expenses to $0.59 million, primarily relating to advances made to a third party technical consulting company for the management of the 2026 Exploration Program for the Whistler Project.

Net cash used in operating activities was primarily offset by non-cash items including stock-based compensation of $0.86 million, compared to $0.30 million in the same period of 2025; depreciation expenses of $0.08 million, compared to $0.07 million in the same period of 2025. The increase of stock-based compensation in 2026 was primarily related to vesting of stock options and RSUs granted in December 2025; and performance based restricted shares following a reassessment in 2025 of the probability of achieving the applicable performance conditions.

Changes in non-cash working capital used cash of $0.64 million for the six months ended June 30, 2026, compared to providing cash of $0.01 million for the six months ended June 30, 2025. The increased use of cash in non-cash working capital was primarily due to $0.44 million in cash advances to a third party technical consulting company for management of the 2026 exploration program for the Whistler Project.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026, was $0.40 million, relating to the purchase of equipment, compared to $nil during the same period of 2025.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $6.25 million, attributable to proceeds of $1.70 million from warrant exercises, proceeds of $4.00 million from the June 2026 Registered Direct Offering and proceeds of $0.55 million from the ATM Program, compared to net cash provided by financing activities of $1.09 million for the same period in 2025, which was entirely attributable to proceeds from the ATM Program.

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

Transactions with Related Parties

During the three and six months ended June 30, 2026, we incurred $1,125 and $2,152, respectively, and during the three and six months ended June 30, 2025, $2,450 and $3,707, respectively, in general and administrative expenses related to website design, video production, website hosting services and marketing services paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

During the three and six months ended June 30, 2026, stock-based compensation costs related to the vesting of performance based Restricted Shares granted in September 2022 included: (i) $136,786 and $272,069, respectively ($1,182 and $2,418 during the three and six months ended June 30, 2025) for such performance based Restricted Shares granted to the co-chairman and a director of GoldMining; and (ii) $8,549 and $17,004, respectively ($74 and $151 during the three and six months ended June 30, 2025) to an immediate family member of a co-chairman and director of GoldMining.

In May 2026, GoldMining exercised 122,490 warrants at a price of $13.00 per warrant for a total consideration of $1,592,370.

Related party transactions are recorded based on the amounts agreed to by the parties. During the quarters ended June 30, 2026, and 2025, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date of this Quarterly Report, we have 14,035,736 shares of our Common Stock outstanding, including 254,000 performance based Restricted Shares. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 429,500 shares of our Common Stock at an exercise price of $9.84 per share, and 9,100 outstanding RSUs. The exercise of stock options is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options will be exercised in the future.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU-2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization and expenses related to oil and gas activities. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this MD&A, our disclosure controls and procedures were effective. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

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

Item 1A.  Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2025 on Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The issuance of shares of common stock upon exercise of warrants during a period in which our registration statement on Form S-1 (Registration No. 333-269693) (the “Prior Registration Statement”) was not current may not have been in compliance with Section 5 of the Securities Act of 1933, as amended, which could give rise to rescission rights or other claims by holders of such shares.

Between March 1, 2024, the date on which the prospectus contained in our Prior Registration Statement was not current under Section 10(a)(3) of the Securities Act of 1933, as amended, and May 15, 2026, the date on which we implemented corrective measures with our transfer agent, 8,633 shares of our common stock (the “Affected Warrant Shares”) were issued upon exercise of our warrants without a restrictive legend for aggregate cash proceeds of $112,229. The Affected Warrant Shares were issued inadvertently, as the Company had not identified at the time of such exercises that the prospectus contained in the Prior Registration Statement was no longer current under Section 10(a)(3) of the Securities Act of 1933, as amended. Because the prospectus was not current at the time of the exercises described above, these issuances may not have been made in compliance with Section 5 of the Securities Act of 1933, as amended. As a result, holders of the Affected Warrant Shares may have rescission rights under Section 12(a)(1) of the Securities Act of 1933, as amended, which would entitle such holders to tender the Affected Warrant Shares back to us in exchange for a refund of the exercise price paid, which would be an aggregate amount of approximately $112,229, plus statutory interest. In addition, we could become subject to regulatory action by the SEC or other regulatory authorities in connection with any such non-compliance.

We do not intend to conduct a rescission offer as it would be impractical and we believe that the Affected Warrant Shares may have been issued pursuant to valid exemptions from registration. Of the 8,633 Affected Warrant Shares that were issued without an effective registration statement, 7,600 shares were issued to a director, who is an accredited investor and continues to hold those shares which have now been re-classified as restricted securities. We believe that these shares were able to have been issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in accordance with Rule 506 of Regulation D. The remaining 1,033 Affected Warrant Shares were issued upon the exercise of warrants held in “street name” through The Depository Trust Company (“DTC”). Because such warrants were held through DTC and its participating brokers and other financial intermediaries, we have no visibility into, and no practical means of ascertaining, the identity of the beneficial holders of those shares, and we have no mechanism to compel DTC or its participants to disclose such information. Accordingly, we are unable to identify the holders of the remaining 1,033 Affected Warrant Shares or to determine whether such shares continue to be held or have been sold. In addition, we believe that the issuance of these shares may have been exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(a)(1) and 4(a)(2) thereof. We believe that the actual exercise of the warrants may not have constituted a public offering and any resales of such shares may have been exempt to the extent such warrant holders were neither an underwriter nor a dealer.

However, no assurance can be given that investors will not bring an action against us seeking the rescission of their paid exercise prices or that we will be able to successfully establish that all Affected Warrant Shares were issued to valid exemptions from registration.

Any potential Section 5 violation does not render the underlying shares void or legally defective. The 8,633 Affected Warrant Shares were duly authorized, validly issued, fully paid, and non-assessable upon exercise of the warrants and are legally issued and outstanding shares of common stock, subject to the applicable transfer restrictions referenced above with respect to the shares held by our director.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026, other than those previously reported in a Current Report on Form 8-K except as set forth below:

Between March 1, 2024, the date on which the prospectus contained in our Prior Registration Statement was not current under Section 10(a)(3) of the Securities Act of 1933, as amended, and May 15, 2026, the date on which we implemented corrective measures with our transfer agent, 8,633 Affected Warrant Shares were issued upon exercise of our warrants without a restrictive legend for aggregate cash proceeds of $112,229.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Resignation of Director

On August 11, 2026, Aleksandra Bukacheva notified the Company of her resignation as a member of the Company’s Board of Directors, including as a member of the Nominating and Corporate Governance Committee and the Compensation Committee, and as the Chairperson of the Audit Committee, effective as of August 14, 2026. Her resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6.  Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit
10.1	Form of Securities Purchase Agreement, dated June 26, 2026, by and among the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Amendment to Warrant Agency Agreement, dated as of April 23, 2026, by and between U.S. GoldMining Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 23, 2026).

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

U.S. GOLDMINING INC.

Date: August 12, 2026	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Tyler Wong
Tyler Wong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

