Form 10-Q
period 2026-09-30
U.S. GoldMining Inc.
filed 2026-11-10
CIK 1947244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41690

U.S. GOLDMINING INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1792147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1188 West Georgia Street, Suite 1830, Vancouver, BC, Canada	V6E 4A2
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,522,811 shares of common stock outstanding as of November 10, 2026.

U.S. GOLDMINING INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Notes	September 30, 2026	December 31, 2025

Current assets
Cash and cash equivalents	3	$1,060,880	$7,377,562
Restricted cash	3	43,252	43,235
Other receivables		5,678	56,024
Inventories		139,986	28,644
Prepaid expenses	4	170,289	79,639
Total current assets		1,420,085	7,585,104

Exploration and evaluation assets		31,392	31,392
Operating lease right-of-use assets, net		65,308	86,224
Property and equipment, net	5	1,097,659	742,962
Total assets		$2,614,444	$8,445,682

Current liabilities
Accounts payable		$475,895	$223,821
Accrued liabilities		320,410	123,914
Current portion of lease liabilities		31,658	30,221
Other payables		-	180,863
Total current liabilities		827,963	558,819

Lease liabilities		32,159	58,171
Asset retirement obligations	6	250,363	219,582
Total liabilities		1,110,485	836,572

Commitements and contingencies	12

Stockholders’ equity
Capital stock
Common stock $0.001 par value: 300,000,000 shares authorized as at September 30, 2026 and December 31, 2025; 14,114,648 shares issued and outstanding as at September 30, 2026 and 13,308,985 shares issued and outstanding as at December 31, 2025	9	14,115	13,309
Additional paid-in capital		46,608,571	37,784,883
Accumulated deficit		(45,118,727)	(30,189,082)
Total stockholders’ equity		1,503,959	7,609,110
Total liabilities and stockholders’ equity		$2,614,444	$8,445,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended September 30		Nine Months Ended September 30
	Notes	2026	2025	2026	2025
Operating expenses
Exploration expenses	7	$7,393,633	$2,095,409	$10,966,817	$2,538,765
General and administrative expenses	8	756,363	699,855	3,305,031	2,422,030
Accretion		5,972	5,074	16,749	14,861
Depreciation		57,109	35,435	140,517	106,305
Total operating expenses		8,213,077	2,835,773	14,429,114	5,081,961
Loss from operations		(8,213,077)	(2,835,773)	(14,429,114)	(5,081,961)

Other income (expenses)
Interest income		21,459	22,499	106,813	84,203
Foreign exchange loss		(3,152)	(1,349)	(8,191)	(10,116)
Net loss for the period before tax		$(8,194,770)	$(2,814,623)	$(14,330,492)	$(5,007,874)
Current income tax expense		-	-	-	(3,365)
Net loss for the period		$(8,194,770)	$(2,814,623)	$(14,330,492)	$(5,011,239)

Loss per share
Basic and diluted	10	$(0.58)	$(0.22)	$(1.10)	$(0.40)

Weighted average shares outstanding
Basic and diluted		14,033,907	12,696,060	13,589,342	12,555,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended September 30
	2026	2025
Net cash provided by (used in):

Operating activities
Net loss for the period	$(14,330,492)	$(5,011,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion	16,749	14,861
Depreciation	140,517	106,305
Stock-based compensation	1,149,691	354,117
Non-cash lease expenses	24,441	30,416
Changes in operating assets and liabilities
Inventories	(111,342)	20,138
Prepaid expenses	(90,650)	(336,447)
Other receivables	50,346	(4,969)
Accounts payable	252,074	(144,967)
Accrued liabilities	162,537	302,269
Lease liabilities	(28,100)	(27,118)
Net cash used in operating activities	(12,764,229)	(4,696,634)

Investing activities
Purchase of equipment	(481,182)	-
Net cash used in investing activities	(481,182)	-

Financing activities
Proceeds from At-The-Market offering, net of issuance costs	1,228,046	4,062,395
Proceeds from common shares issued upon exercise of warrants	1,700,699	-
Proceeds from registered direct offering	4,000,001	-
Net cash provided by financing activities	6,928,746	4,062,395

Net change in cash, cash equivalents and restricted cash	(6,316,665)	(634,239)
Cash, cash equivalents and restricted cash, beginning of period	7,420,797	3,967,008
Cash, cash equivalents and restricted cash, end of period	$1,104,132	$3,332,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Share Issuance	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Obligation	Deficit	Equity
Balance at December 31, 2025		13,308,985	$13,309	$37,784,883	$-	$(30,189,082)	$7,609,110
Common stock
Issued upon vesting of restricted stock units	9.6	5,175	5	(5)	-	-	-
Issued upon exercise of warrants	9.4	8,333	8	108,321	-	-	108,329
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	454,647	-	-	454,647
Net loss for the period		-	-	-	-	(1,930,180)	(1,930,180)
Balance at March 31, 2026		13,322,493	$13,322	$38,347,846	$-	$(32,119,262)	$6,241,906
Common stock
Issued under At-The-Market offering	9.1	47,595	48	567,076	-	-	567,124
Issuance costs for At-The-Market offering	9.1	-	-	(16,334)	-	-	(16,334)
Issued upon vesting of restricted stock units	9.6	5,175	5	(5)	-	-	-
Issued upon exercise of warrants	9.4	137,597	138	1,592,232	-	-	1,592,370
Issuance costs for exercise of warrants	9.4	-	-	(33,959)	-	-	(33,959)
Issuable upon registered direct offering	9.1	-	-	-	4,000,001	-	4,000,001
Issuance costs for registered direct offering	9.1	-	-	(26,196)	-	-	(26,196)
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	402,544	-	-	402,544
Reversal of other payables		-	-	180,863	-	-	180,863
Deemed dividends	9.4	-	-	599,153	-	(599,153)	-
Net loss for the period		-	-	-	-	(4,205,542)	(4,205,542)
Balance at June 30, 2026		13,512,860	$13,513	$41,613,220	$4,000,001	$(36,923,957)	$8,702,777
Common stock
Issued under At-The-Market offering	9.1	73,987	74	695,816	-	-	695,890
Issuance costs for At-The-Market offering	9.1	-	-	(18,634)	-	-	(18,634)
Issued upon vesting of restricted stock units	9.6	4,925	5	(5)	-	-	-
Issued upon registered direct offering	9.1	522,876	523	3,999,478	(4,000,001)	-	-
Reduction of issuance costs for registered direct offering	9.1	-	-	26,196	-	-	26,196
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	292,500	-	-	292,500
Net loss for the period		-	-	-	-	(8,194,770)	(8,194,770)
Balance at September 30, 2026		14,114,648	$14,115	$46,608,571	$-	$(45,118,727)	$1,503,959

U.S. GOLDMINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024		12,456,815	$12,457	$27,630,696	$(23,198,018)	$4,445,135
Common stock
Issued upon exercise of stock options	9.5	1,596	2	(2)	-	-
Issued upon vesting of restricted stock units	9.6	3,763	3	(3)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	172,415	-	172,415
Net loss for the period		-	-	-	(1,291,596)	(1,291,596)
Balance at March 31, 2025		12,462,174	$12,462	$27,803,106	$(24,489,614)	$3,325,954
Common stock
Issued under At-The-Market offering	9.1	111,422	111	1,122,142	-	1,122,253
Issuance costs for At-The-Market offering	9.1	-	-	(33,154)	-	(33,154)
Issued upon vesting of restricted stock units	9.6	3,563	4	(4)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	122,650	-	122,650
Net loss for the period		-	-	-	(905,020)	(905,020)
Balance at June 30, 2025		12,577,159	$12,577	$29,014,740	$(25,394,634)	$3,632,683
Common stock
Issued under At-The-Market offering	9.1	308,282	308	3,053,764	-	3,054,072
Issuance costs for At-The-Market offering	9.1	-	-	(80,776)	-	(80,776)
Issued upon vesting of restricted stock units	9.6	3,563	4	(4)	-	-
Stock-based compensation
Amortization of stock-based compensation	9.3, 9.5, 9.6	-	-	59,052	-	59,052
Net loss for the period		-	-	-	(2,814,623)	(2,814,623)
Balance at September 30, 2025		12,889,004	$12,889	$32,046,776	$(28,209,257)	$3,850,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 1: Business

U.S. GoldMining Inc. (the “Company”) was incorporated under the laws of the State of Alaska as “BRI Alaska Corp.” on June 30, 2015. On September 8, 2022, the Company redomiciled from Alaska to Nevada and changed its name to “U.S. GoldMining Inc.” The Company is a subsidiary of GoldMining Inc. (“GoldMining”), a mineral exploration and development company organized under the laws of Canada listed on the Toronto Stock Exchange and NYSE American. GoldMining owns a controlling interest in the Company of 10,000,751 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of the outstanding shares of Common Stock as of September 30, 2026.

The Company’s Common Stock is listed on the Nasdaq Capital Market under the symbol “USGO”.

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

These unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 have been prepared on a going concern basis, which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company is a resource exploration stage company, which does not generate any revenue and has been relying mainly on equity-based financing to fund its operations. For the nine months ended September 30, 2026, the Company incurred a net loss of $14,330,492 (September 30, 2025: $5,011,239). The Company will require additional financing through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the At The Market Offering (the “ATM Program”), and short-term or long-term loans or a combination thereof to meet its administrative costs and to continue to explore and develop the Whistler Project. There is no assurance that sufficient future funding will be available on a timely basis or on terms acceptable to the Company. As such, these events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has a plan to pursue additional external financing, including, but not limited to, funding through its ATM Program, to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern, and any such adjustments may be material.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments that are necessary for a fair statement of the Company’s interim financial position, operating results and cash flows for the periods presented.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Consolidation

The condensed consolidated financial statements include the financial statements of the Company and US GoldMining Canada Inc., a wholly owned subsidiary of the Company. A subsidiary is consolidated from the date the Company obtains control and continues to be consolidated until the date that control ceases. Control is achieved when the Company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity.

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

Segment Reporting

Management has determined that the Company operates and reports in one segment, which focuses on the exploration and development of mineral properties. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”), who is identified as the Company’s Chief Executive Officer. The majority of the Company’s non-current assets are located in Alaska, USA, with the remainder located in Vancouver, Canada. The CODM manages operations on a consolidated basis and regularly reviews operating expenses as the primary measure for assessing the Company’s performance and allocating resources. Performance and capital allocation decisions are made at the Company level based on the Company’s single operating segment, for which the key measure is U.S. GAAP operating expenses, consistent with the condensed consolidated statements of operations and comprehensive loss. The significant segment expenses regularly provided to the CODM are the operating expenses presented in the condensed consolidated statements of operations and comprehensive loss, as further disaggregated in Note 7 and Note 8.

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

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

Note 3: Cash and Cash Equivalents and Restricted Cash

	September 30, 2026	December 31, 2025
Cash and cash equivalents consist of:
Cash at bank	$460,880	$577,562
Term deposits	600,000	6,800,000
Total	$1,060,880	$7,377,562

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,060,880	$7,377,562
Restricted cash	43,252	43,235
Total cash, cash equivalents and restricted cash	$1,104,132	$7,420,797

Restricted cash relates to term deposits held by the bank as security for corporate credit cards.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance	$94,778	$44,614
Prepaid dues and subscriptions	25,968	4,663
Prepaid corporate development expenses	43,058	24,464
Other prepaid expenses	6,485	5,898
Total	$170,289	$79,639

Note 5: Property and Equipment

Property and equipment consist of the following:

	September 30, 2026			December 31, 2025
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Camp structures	$864,961	$(246,125)	$618,836	$767,706	$(187,117)	$580,589
Vehicles and hauling equipment	255,766	(120,117)	135,649	174,508	(79,989)	94,519
Exploration equipment	424,838	(82,025)	342,813	108,137	(41,287)	66,850
Computer hardware	2,574	(2,213)	361	2,574	(1,570)	1,004
	$1,548,139	$(450,480)	$1,097,659	$1,052,925	$(309,963)	$742,962

Note 6: Asset Retirement Obligations (the “ARO”)

The Whistler Project’s exploration activities are subject to the State of Alaska’s laws and regulations governing the protection of the environment. The Whistler Project ARO is valued under the following assumptions:

	September 30, 2026	December 31, 2025
Undiscounted amount of estimated cash flows	$412,600	$385,600
Life expectancy (years)	7	8
Inflation rate	2.00%	2.00%
Discount rate	9.32% to 11.40%	9.32% to 11.40%

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

The following table summarizes the movements of the Company’s ARO:

	September 30, 2026	December 31, 2025
Balance, beginning of period	$219,582	$199,525
Accretion	16,749	20,057
Change in estimate	14,032	-
Balance, end of period	$250,363	$219,582

Note 7: Exploration Expenses

The following table presents costs incurred for exploration activities for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Drilling and associated costs	$4,220,618	$811,206	$5,391,936	$836,449
Consulting fees	1,328,583	526,470	2,418,497	844,562
Camp and field support expenses	817,298	542,134	1,401,563	604,012
Transportation & travel expenses	388,542	160,375	956,394	177,375
Other exploration expenses	638,592	55,224	798,427	76,367
Total	$7,393,633	$2,095,409	$10,966,817	$2,538,765

Note 8: General and Administrative Expenses

The following table presents general and administrative expenses for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Office, consulting, investor relations, insurance and travel(1)	$308,440	$393,805	$1,298,409	$1,277,489
Stock-based compensation	292,500	59,052	1,149,691	354,117
Management fees, salaries and benefits	114,170	107,845	357,518	303,874
Professional fees	12,263	109,207	352,464	365,260
Filing, listing, dues and subscriptions	28,990	29,946	146,949	121,290
Total	$756,363	$699,855	$3,305,031	$2,422,030

(1)	Office, consulting, investor relations, insurance and travel expenses include costs for Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining (Note 13).

Note 9: Capital Stock

9.1 Equity Financing

ATM Program

On May 15, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents (collectively, the “sales agents”) providing for an at-the-market equity sales program. The ATM Program and the related prospectus supplement initially permitted the Company to sell newly issued shares of its Common Stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms of the Sales Agreement. On September 30, 2025, and December 12, 2025, the Company filed prospectus supplements with the U.S. Securities and Exchange Commission (the “SEC”) to increase the maximum aggregate offering amount of Common Stock issuable under the ATM Program to $7.6 million and $6.1 million, respectively.

On June 26, 2026, the Company filed a prospectus supplement reducing the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $2.1 million.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

On July 6, 2026, the Company filed a prospectus supplement to increase the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $4.2 million, which does not include the shares of Common Stock that were sold pursuant to the ATM Program prior to July 6, 2026, having an aggregate gross sales price of approximately $10.7 million.

Sales under the ATM Program may be made directly or through the facilities of the Nasdaq or other active trading market in the United States. A fixed cash commission rate of 2.5% on the gross sales price per share of Common Stock sold under the ATM Program is payable to the agents in connection with any such sales.

During the three and nine months ended September 30, 2026, the Company sold 73,987 and 121,582 shares of Common Stock, respectively, under the ATM Program for gross proceeds in each period of $695,890 and $1,263,014. Aggregate commissions paid to the agents under the ATM Program were $18,634 and $34,968 in the three and nine months ended September 30, 2026, respectively.

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

As of September 30, 2026, there were 14,114,648 shares of Common Stock issued and outstanding and no preferred stock issued and outstanding.

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

On September 23, 2022, the Company granted awards of an aggregate of 635,000 shares of performance based restricted shares (the “Restricted Shares”) under the Legacy Incentive Plan to certain of its and GoldMining’s executive officers, directors and consultants, the terms of which were amended on May 4, 2023. These awards are subject to performance-based restrictions, whereby the restrictions will be cancelled if certain performance conditions are met in specified periods. As of September 30, 2026, 158,750 of the 635,000 Restricted Shares remain unvested, with the balance having become vested and no longer subject to restrictions.

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

(b)

with respect to 10% of the Restricted Shares, if the Company has not achieved a share price of $25.00 prior to the date that is six years after the date of grant of such award.

Upon satisfaction of the conditions referenced in both (a) and (b) above (regardless of whether they occur simultaneously or consecutively), all of the unvested Restricted Shares will be 100% vested and will be deemed released from such restrictions (“Released Stock”).

In the event the Company files the disclosure specified in subpart 1300 of Regulation S-K (“S-K 1300”) with the SEC or the disclosure specified in Canadian National Instrument 43-101, Standards of Disclosure for Mineral Projects, with the relevant Canadian securities regulator (the “Securities Filing”) that includes, in either disclosure, an aggregate estimate of mineral resources for the Whistler Project or any other project owned or operated by the Company of 3,000,000 additional gold or gold equivalent ounces from the amount reported in the Company’s technical report summary prepared in accordance with S-K 1300 dated September 22, 2022, the lesser of (i) 190,500 Restricted Shares and (ii) the number of Restricted Shares that have not yet become Released Stock at such time (which, as of September 30, 2026, was 158,750 Restricted Shares) will be deemed released as of the date of such Securities Filing, reducing, on a proportional basis, the number of unvested shares of Restricted Shares subject to each vesting condition.

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $219,534 and $651,443, respectively (stock-based compensation recovery of $13,621 and $9,792, respectively, during the three and nine months ended September 30, 2025), related to the Restricted Shares.

9.4 Stock Purchase Warrants

A continuity schedule of the Company’s common stock purchase warrants for the three and nine months ended September 30, 2026, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2025	1,740,992	$13.00	0.31
Exercised	(8,333)	13.00
Balance at March 31, 2026	1,732,659	13.00	0.07
Exercised	(447,504)	13.00
Expired	(1,285,155)	13.00
Balance at June 30, 2026 and September 30, 2026	-	$-	-

During the nine months ended September 30, 2026, the Company issued 130,823 shares of Common Stock in connection with the exercise of an equal number of warrants. Additionally, during the nine months ended September 30, 2026, the Company issued 15,107 shares of Common Stock in connection with the cashless exercise of 325,014 warrants.

During the nine months ended September 30, 2026, the Company extended the expiration date of its outstanding common stock purchase warrants from April 24, 2026, to May 1, 2026, and further extended the expiration date of the warrants from May 1, 2026, to May 11, 2026, and from May 11, 2026, to May 22, 2026. All remaining warrants expired on May 22, 2026.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

The incremental fair value resulting from each extension was measured based on the quoted market price of the Company’s publicly traded warrants (“USGOW”) immediately before and after each modification. The aggregate incremental fair value of $599,153 arising from these warrant modifications was recognized as deemed dividends during the nine months ended September 30, 2026.

9.5 Stock Options

On February 6, 2023, the Company adopted a long term incentive plan (the “2023 Incentive Plan”). The purpose of the 2023 Incentive Plan is to provide an incentive for employees, directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries. The 2023 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (the “RSUs”), performance awards, restricted stock awards and other cash and equity-based awards. The aggregate number of shares of Common Stock issuable under the 2023 Incentive Plan in respect of awards shall not exceed 10% of the Common Stock issued and outstanding.

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

	Nine Months Ended September 30,
	2026	2025
Risk Free Interest Rate	3.43%	-
Expected Life in Years	3.00	-
Expected Volatility	66.13%	-
Expected Dividend Yield	0.00%	-
Estimated forfeiture rate	0.00%	-

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at December 31, 2025	425,300	$9.79	3.89
Granted	10,000	11.67
Forfeited	(5,800)	9.79
Balance at March 31, 2026	429,500	9.84	3.67
Balance at June 30, 2026	429,500	9.84	3.42
Forfeited	(29,000)	9.81
Balance at September 30, 2026	400,500	$9.84	3.18

As of September 30, 2026, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $nil. The unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $100,922 to be recognized over the next 0.54 years.

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expenses of $55,371 and $357,786, respectively ($48,648 and $250,497 respectively, during the three and nine months ended September 30, 2025), for stock options granted.

U.S. GOLDMINING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in U.S. Dollars)

9.6 Restricted Stock Units

The Company’s RSUs vest in four equal annual installments during the recipient’s continual service with the Company. The compensation expense is calculated based on the fair value of each RSU as determined by the closing value of the Common Stock at the date of the grant. The Company recognizes compensation expense over the vesting period of the RSUs.

The following table summarizes the Company’s RSUs activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at December 31, 2025	19,950	$9.12
Vested	(5,175)	9.36
Forfeited	(500)	9.40
Balance at March 31, 2026	14,275	$9.02
Vested	(5,175)	9.36
Balance at June 30, 2026	9,100	8.83
Vested	(4,925)	9.36
Forfeited	(500)	9.40
Balance at September 30, 2026	3,675	8.04

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $17,595 and $140,462, respectively ($24,025 and $113,412 respectively, during the three and nine months ended September 30, 2025) related to the RSUs.

Note 10: Net Loss Per Share

The following table presents a reconciliation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Numerator
Net loss for the period	$(8,194,770)	$(2,814,623)	$(14,330,492)	$(5,011,239)
Deemed dividends	-	-	(599,153)	-
Net loss attributable to common stockholders	$(8,194,770)	$(2,814,623)	$(14,929,645)	$(5,011,239)

Denominator
Weighted average number of shares, basic and diluted	14,033,907	12,696,060	13,589,342	12,555,317

Net loss per share, basic and diluted	$(0.58)	$(0.22)	$(1.10)	$(0.40)

Basic and diluted net loss per share are the same for all periods presented because the inclusion of potential common shares would be anti-dilutive due to the Company’s net loss position.

The Company’s potentially dilutive securities, including stock options (stock options to purchase 400,500 and 293,550 shares of Common Stock outstanding as of September 30, 2026, and 2025, respectively), RSUs (3,675 and 8,561 RSUs outstanding as of September 30, 2026, and 2025, respectively) and warrants (warrants to purchase nil and 1,740,992 shares of Common Stock outstanding as of September 30, 2026, and 2025, respectively), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to settle or manage its obligations associated with financial liabilities. To manage liquidity risk, the Company closely monitors its liquidity position to ensure it has adequate sources of funding to finance its projects and operations. The Company had working capital of $592,122 as of September 30, 2026. The Company’s accounts payable, accrued liabilities and current portion of lease liabilities are expected to be realized or settled within a one-year period.

The Company has not generated any revenue from operations and the only sources of financing to date have been through advances from GoldMining, its initial public offering, the exercise of stock purchase warrants, the ATM Program and the registered direct offering. The Company’s ability to meet its obligations and finance exploration activities depends on its ability to generate cash flow through the issuance of shares of Common Stock pursuant to private placements, public offerings, including under the ATM Program, and short-term or long-term loans. Capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for the Common Stock, restricting access to some institutional investors. The Company’s growth and success is dependent on external sources of financing which may not be available on acceptable terms, or at all.

Currency Risk

The Company reports its financial statements in U.S. dollars. The Company is exposed to foreign exchange risk when it undertakes transactions and holds assets and liabilities in currencies other than its functional currency. Financial instruments that impact the Company’s net loss due to currency fluctuations include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities which are denominated in Canadian dollars. A 10% change in the exchange rate of U.S. dollars to Canadian dollars would have an impact of approximately $3,821 on net loss for the nine months ended September 30, 2026.

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

During the three and nine months ended September 30, 2026, the Company incurred $1,114 and $3,267, respectively, and during the three and nine months ended September 30, 2025, $1,019 and $4,726, respectively, in general and administrative costs, paid to Blender, a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services, provided by Blender to the Company.

During the three and nine months ended September 30, 2026, stock-based compensation costs included $138,289 and $410,358, respectively (stock-based compensation recovery of $8,687 and $6,269 during the three and nine months ended September 30, 2025), in amounts incurred for a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

During the three and nine months ended September 30, 2026, stock-based compensation costs included $8,643 and $25,647, respectively (stock-based compensation recovery of $543 and $392 during the three and nine months ended September 30, 2025), in amounts incurred for an immediate family member of a co-chairman and director of GoldMining for performance based Restricted Shares granted in September 2022 (Note 9.3).

In May 2026, GoldMining exercised 122,490 warrants at a price of $13.00 per warrant for a total consideration of $1,592,370.

Related party transactions are based on the amounts agreed to by the parties. During the three months ended September 30, 2026, and 2025, the Company did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Note 14: Subsequent Event

On November 6, 2026, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell in a registered direct offering 408,163 newly issued shares of its Common Stock, at a purchase price of $4.90 per share. The aggregate gross proceeds from the registered direct offering were approximately $1,999,998.70. The shares of Common Stock were issued to the investor on November 9, 2026 and received by the investor on November 10, 2026. The registered direct offering officially closed on November 10, 2026.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. GoldMining Inc.

Management’s Discussion and Analysis

For the three and nine months ended September 30, 2026

General

Unless the context otherwise requires, references to “we”, “us” and “our” refer to U.S. GoldMining Inc., a Nevada corporation, and references to “$” or “dollars” are to United States dollars.

You should read this management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 (the “MD&A”) in conjunction with our unaudited interim condensed consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (the “Quarterly Report”), as well as our annual consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), including, in each case, the related notes contained therein.

Cautionary Note Regarding Forward-Looking Statements

This MD&A includes forward-looking statements and forward-looking information as respectively defined under applicable Canadian securities laws and the Private Securities Litigation Reform Act of 1995, collectively referred to as “forward-looking statements”. Forward-looking statements include statements that relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “target”, “expect”, “intend”, “estimate”, “project”, “outlook”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, forward-looking statements include, but are not limited to, statements about:

●	expectations regarding developing the 100%-owned Whistler exploration property located in Alaska, USA (the “Whistler Project”);
●	planned activities, including proposed exploration, development and the completion of proposed studies pertaining to the Whistler Project and the goals thereof; and
●	estimates regarding future liquidity requirements, the need for additional financing in the future and our ability to continue as a going concern.

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

Business Overview

We are a United States domiciled exploration stage company and our sole project is currently the Whistler Project. The Whistler Project is a gold-copper exploration project located in the Yentna Mining District, approximately 105 miles (170 kilometers) northwest of Anchorage, in Alaska.

We are a subsidiary of GoldMining Inc. (“GoldMining”), a company organized under the laws of Canada and listed on the Toronto Stock Exchange and NYSE American. As of the date hereof, GoldMining owns 10,000,751 shares of our common stock, par value $0.001 per share (“Common Stock”), representing 68.9% of the outstanding shares of our Common Stock.

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

On March 2, 2026, we announced the results of an initial assessment with economic analysis (the “Initial Assessment”) on the Whistler Project, prepared in accordance with subpart 1300 of Regulation S-K (“S-K 1300”). The Initial Assessment is preliminary in nature, includes inferred mineral resources that are considered too speculative geologically to have the modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the economic assessment set forth in the Initial Assessment will be realized. Mineral resources are not mineral reserves and do not have demonstrated economic viability. Further information concerning the Initial Assessment is set out in the technical report summary prepared for us titled “Whistler Gold-Copper Project, S-K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Alaska, United States of America” with a date of issue of March 19, 2026, and an effective date of March 2, 2026, a copy of which is available under our profile at www.sec.gov.

On April 20, 2026, we announced our exploration program for the 2026 field season at the Whistler Project (the “2026 Exploration Program”). The 2026 Exploration Program consists of diamond core drilling targeting near-deposit extensions and new targets within the Whistler–Raintree area.

On June 26, 2026, we entered into the securities purchase agreement for the June 2026 Registered Direct Offering described below, and the shares were issued on July 6, 2026.

On July 6, 2026, we announced the commencement of drilling under our 2026 Exploration Program. Subsequently on September 22, 2026, we announced the completion of the 2026 Exploration Program, comprised of 7,493 meters of drilling across 17 core drill holes and ten target areas within the Whistler Orbit. The drilling targeted potential new gold-copper mineralized porphyry intrusions and extensions of known mineral systems. Initial assay results are expected in the coming weeks and through the end of 2026, subject to laboratory turnaround times.

On September 28, 2026, we announced the completion of our 2026 surface exploration program at the Whistler Project. The program included geological evaluation and sampling of new outcrop zones and was conducted alongside the 2026 Exploration Program to evaluate the project’s mineral systems and identify additional high-priority drill targets.

At-The-Market Equity Program

On May 15, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with a lead agent and co-agents (collectively, the “sales agents”) providing for an at-the-market equity sales program (the “ATM Program”). The ATM Program initially allowed us to sell newly issued shares of our Common Stock having an aggregate offering price of up to $5.5 million from time to time through the sales agents subject to the terms of the Sales Agreement. Subsequently, on September 30, 2025, and December 12, 2025, we filed prospectus supplements to increase the maximum aggregate offering price of Common Stock issuable under the ATM Program to $7.6 million and $6.1 million, respectively.

On June 26, 2026, we filed a prospectus supplement reducing the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $2.1 million.

On July 6, 2026, we filed an additional prospectus supplement to increase the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $4.2 million, which does not include the shares of Common Stock that were sold pursuant to the ATM Program prior to July 6, 2026, having an aggregate gross sales price of approximately $10.7 million.

On November 6, 2026, we filed a prospectus supplement reducing the maximum aggregate offering price of Common Stock issuable pursuant to the ATM Program to approximately $3.2 million.

Sales under the ATM Program may be made directly or through the facilities of the Nasdaq or other active trading market in the United States. A fixed cash commission rate of 2.5% on the gross sales price per share of Common Stock sold under the ATM Program is payable to the sales agents in connection with any such sales.

During the three and nine months ended September 30, 2026, we sold 73,987 and 121,582 shares of Common Stock, respectively, under the ATM Program for gross proceeds in each period of $0.70 million and $1.26 million. Aggregate commissions paid to the agents under the ATM Program were $0.02 million and $0.03 million in the three and nine months ended September 30, 2026, respectively.

Registered Direct Offerings

On June 26, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell in a registered direct offering 522,876 shares of our Common Stock, at a purchase price of $7.65 per share (the “June 2026 Registered Direct Offering”). The aggregate gross proceeds from the registered direct offering were $4 million. The shares were issued to the investor on July 6, 2026.

On November 6, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell in a registered direct offering 408,163 shares of our Common Stock, at a purchase price of $4.90 per share (the “November 2026 Registered Direct Offering”). The aggregate gross proceeds from the registered direct offering were approximately $2 million. The shares of Common Stock were issued to the investor on November 9, 2026 and received by the investor on November 10, 2026. The registered direct offering officially closed on November 10, 2026.

Results of Operations

Three months ended September 30, 2026, compared to three months ended September 30, 2025

	Three Months Ended September 30
	2026	2025	Change
Selected operating results
Net loss for the period	$(8,194,770)	$(2,814,623)	$(5,380,147)
Loss from operations	(8,213,077)	(2,835,773)	(5,377,304)
Exploration expenses	7,393,633	2,095,409	5,298,224
General and administrative expenses	756,363	699,855	56,508
Depreciation	$57,109	$35,435	$21,674

For the three months ended September 30, 2026, we had a net loss of $8.19 million (or $0.58 per share), compared to $2.81 million (or $0.22 per share) for the same period of 2025. The increase was primarily due to higher exploration expenses.

For the three months ended September 30, 2026, we had exploration expenses of $7.39 million, compared to $2.10 million for the same period of 2025. The increase was primarily attributable to our 2026 Exploration Program at the Whistler Project. During the three months ended September 30, 2026, exploration expenses primarily consisted of:

(i)	drilling and associated costs of $4.22 million, compared to $0.81 million for the same period of 2025. Such expenses during the three months ended September 30, 2026, were primarily for the 2026 Exploration Program at the Whistler Project, which featured diamond core drilling focused on high-priority targets within the Whistler-Raintree area. The increase compared to the same period in 2025 primarily reflected the expanded scope and technical complexity of the 2026 Exploration Program, which comprised approximately 7,493 meters of diamond core drilling across 17 holes to test geochemical and geophysical anomalies at depth, compared to approximately 621 meters of shallow auger drilling across 169 holes in 2025, which focused on identifying near-surface geochemical anomalies and mapping bedrock geology;

(ii)	third-party consulting fees of $1.33 million, compared to $0.53 million for the same period of 2025. The consulting fees during the three months ended September 30, 2026, were primarily related to the planning and management of our exploration activities at the Whistler Project and, to a lesser extent, fees paid to third parties to conduct regulatory, community and other stakeholder engagements;

(iii)	camp and field support expenses of $0.82 million, compared to $0.54 million for the same period of 2025. The expenses during the three months ended September 30, 2026, were primarily for camp costs for the 2026 field program, including equipment maintenance, camp management labor and supplies for the 2026 Exploration Program, as well as stakeholder engagement to support the Alaska state led future access road;

(iv)	other exploration expenses of $0.63 million, compared to $0.06 million for the same period of 2025. Such expenses during this period were primarily related to fuel consumption and equipment rental costs incurred in support of the 2026 Exploration Program; and

(v)	transportation and travel expenses of $0.39 million, compared to $0.16 million for the same period of 2025. Such expenses were primarily for aircraft charter costs to transport crews, equipment and supplies to the Whistler Project.

For the three months ended September 30, 2026, general and administrative expenses were $0.76 million, compared to $0.70 million for the same period of 2025. During the three months ended September 30, 2026, general and administrative expenditures primarily consisted of:

(i)	stock-based compensation expenses of $0.29 million, which consisted of $0.22 million related to the award of restricted shares, $0.07 million related to the fair value of stock options and restricted stock units (“RSUs”) issued by us to management, directors, consultants and employees, compared to $0.06 million for the same period of 2025. The increase was primarily related to performance based restricted shares, following a reassessment in 2025 of the probability of achieving the applicable performance conditions, which resulted in the recognition of additional stock-based compensation expenses;

(ii)	consulting, corporate development and investor relations expenses of $0.20 million, compared to $0.27 million for the same period of 2025. The decrease was primarily attributable to lower digital marketing expenses;

(iii)	professional fees of $0.01 million, compared to $0.11 million for the same period of 2025;

(iv)	management fees, salaries and benefits of $0.11 million, compared to $0.11 million for the same period of 2025;

(v)	office administrative and insurance expenses of $0.10 million, compared to $0.10 million for the same period of 2025;

(vi)	filing, listing, dues and subscriptions expenses of $0.03 million, compared to $0.03 million for the same period of 2025; and

(vii)	travel, website design and hosting expenses of $0.02 million, compared to $0.02 million for the same period of 2025.

For the three months ended September 30, 2026, depreciation expenses were $0.06 million, compared to $0.04 million in the same period of 2025. The increase was primarily due to depreciation of new equipment acquired during the year.

For the three months ended September 30, 2026, our loss from operations was $8.21 million, compared to $2.84 million for the same period of 2025. The increase was primarily attributable to increased exploration expenses incurred in connection with the 2026 Exploration Program.

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025

	Nine Months Ended September 30
	2026	2025	Change
Selected operating results
Net loss for the period	$(14,330,492)	$(5,011,239)	$(9,319,253)
Net loss attributable to common stockholders	(14,929,645)	(5,011,239)	(9,918,406)
Loss from operations	(14,429,114)	(5,081,961)	(9,347,153)
Exploration expenses	10,966,817	2,538,765	8,428,052
General and administrative expenses	3,305,031	2,422,030	883,001
Depreciation	$140,517	$106,305	$34,212

For the nine months ended September 30, 2026, we recorded a net loss of $14.33 million, compared to $5.01 million for the same period of 2025. The increase was primarily due to higher exploration expenses and general and administrative expenses. During the nine months ended September 30, 2026, we recognized a deemed dividend of $599,153 arising from extensions to the expiration dates of our outstanding common stock purchase warrants ($nil for the same period of 2025). After giving effect to this deemed dividend, net loss attributable to holders of our Common Stock was $14.93 million (or $1.10 per share, basic and diluted), compared to $5.01 million (or $0.40 per share) for the same period of 2025.

For the nine months ended September 30, 2026, we had exploration expenses of $10.97 million, compared to $2.54 million for the same period of 2025. The increase was primarily attributable to our 2026 Exploration Program at the Whistler Project. During the nine months ended September 30, 2026, exploration expenses primarily consisted of:

(i)	drilling and associated costs of $5.39 million, compared to $0.84 million for the same period of 2025. In the nine months ended September 30, 2026, such expenses were primarily for the 2026 Exploration Program at the Whistler Project, which featured diamond core drilling focused on high-priority targets within the Whistler-Raintree area. The increase compared to the same period in 2025 primarily reflected the expanded scope and technical complexity of the 2026 Exploration Program, which comprised approximately 7,493 meters of diamond core drilling across 17 holes to test geochemical and geophysical anomalies at depth, compared to approximately 621 meters of shallow auger drilling across 169 holes in 2025, which focused on identifying near-surface geochemical anomalies and mapping bedrock geology;

(ii)	third-party consulting fees of $2.42 million, compared to $0.84 million for the same period of 2025. The consulting fees during the nine months ended September 30, 2026, were primarily related to the planning and management of our exploration activities at the Whistler Project and the completion of the Initial Assessment and, to a lesser extent, fees paid to third parties to conduct regulatory, community and other stakeholder engagement;

(iii)	camp and field support expenses of $1.40 million, compared to $0.60 million for the same period of 2025. The expenses during the nine months ended September 30, 2026, were primarily for camp costs for the 2026 field program, including equipment maintenance, camp management labor and supplies for the 2026 Exploration Program, as well as stakeholder engagement to support the Alaska state led future access road;

(iv)	transportation and travel expenses of $0.96 million, compared to $0.18 million for the same period of 2025. Such expenses were primarily for aircraft charter costs to transport crews, equipment and supplies to the Whistler Project;

(v)	other exploration expenses of $0.80 million, compared to $0.08 million for the same period of 2025. Such expenses during this period were primarily related to fuel consumption and equipment rentals in support of the 2026 Exploration Program.

For the nine months ended September 30, 2026, general and administrative expenditures were $3.31 million, compared to $2.42 million for the same period of 2025. During the nine months ended September 30, 2026, general and administrative expenditures primarily consisted of:

(i)	stock-based compensation expenses of $1.15 million, which consisted of $0.65 million related to the award of restricted shares, $0.50 million related to the fair value of stock options and RSUs issued by us to management, directors, consultants and employees, compared to $0.35 million for the same period of 2025. The increase was primarily related to performance based restricted shares, following a reassessment in 2025 of the probability of achieving the applicable performance conditions, which resulted in the recognition of additional stock-based compensation expenses;

(ii)	consulting, corporate development and investor relations expenses of $0.95 million, compared to $0.90 million for the same period of 2025;

(iii)	professional fees of $0.35 million, compared to $0.37 million for the same period of 2025;

(iv)	management fees, salaries and benefits of $0.36 million, compared to $0.30 million for the same period of 2025;

(v)	office administrative and insurance expenses of $0.29 million, compared to $0.33 million for the same period of 2025;

(vi)	filing, listing, dues and subscriptions expenses of $0.15 million, compared to $0.12 million for the same period of 2025; and

(vii)	travel, website design and hosting expenses of $0.06 million, compared to $0.05 million for the same period of 2025.

For the nine months ended September 30, 2026, depreciation expenses were $0.14 million, compared to $0.11 million in the same period of 2025. The increase was primarily due to depreciation of new equipment acquired during the period.

For the nine months ended September 30, 2026, our loss from operations was $14.43 million, compared to $5.08 million for the same period of 2025. The increase was primarily attributable to increased exploration expenses incurred in connection with the 2026 Exploration Program and higher general and administrative expenses.

Liquidity and Capital Resources

	As at September 30, 2026	As at December 31, 2025
Cash and cash equivalents	$1,060,880	$7,377,562
Working capital(1)	592,122	7,026,285
Total assets	2,614,444	8,445,682
Total current liabilities	827,963	558,819
Accounts payable	475,895	223,821
Accrued liabilities	320,410	123,914
Total non-current liabilities	282,522	277,753
Stockholders’ equity	$1,503,959	$7,609,110

(1)	Working capital is the difference between total current assets and total current liabilities.

As of September 30, 2026, we had cash and cash equivalents of $1.06 million, compared to $7.38 million as of December 31, 2025. The decrease was primarily attributable to general and administrative expenses and exploration expenditures partially offset by proceeds received from the June 2026 Registered Direct Offering, the exercise of warrants, and the ATM Program. As of September 30, 2026, we had total working capital of $0.59 million, compared to $7.03 million as of December 31, 2025.

As of September 30, 2026, we had current liabilities of $0.83 million, compared to $0.56 million as of December 31, 2025. Current liabilities as of September 30, 2026, consisted of: (i) accounts payable of $0.48 million, compared to $0.22 million as of December 31, 2025; (ii) accrued liabilities of $0.32 million, compared to $0.12 million as of December 31, 2025; (iii) current portion of lease liabilities of $0.03 million, compared to $0.03 million as of December 31, 2025; and (iv) other payables of $nil, compared to $0.18 million as of December 31, 2025.

We are a resource exploration stage company that does not generate any revenue and have relied principally on equity-based financing to fund our operations. The only sources of financing to date have been through advances from GoldMining, our initial public offering (the “IPO”), the exercise of share purchase warrants, our ATM Program and registered direct offerings. For the nine months ended September 30, 2026, we incurred a net loss of $14.33 million, and our ability to continue in operation for the foreseeable future and to realize our assets and discharge our liabilities in the normal course of business, including to meet our obligations and finance exploration activities, is dependent on our ability to obtain additional financing. There is no assurance that sufficient future funding will be available on a timely basis or on terms acceptable to us. Among other things, capital markets may not be receptive to offerings of new equity from treasury or debt, whether by way of private placements or public offerings. This may be further complicated by the limited liquidity for our shares of Common Stock, restricting access to some institutional investors. Our growth and success is dependent on external sources of financing, which may not be available on acceptable terms, or at all. If we are unable to obtain sufficient financing, we may be required to delay, reduce the scope of or suspend planned exploration activities. As such, these events and conditions raise substantial doubt about our ability to continue as a going concern. Management has a plan, to pursue additional external financing, including, but not limited to, funding through its ATM Program, to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern; however, there can be no assurance that such plan will be successful. Our unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern, and any such adjustments may be material.

As of September 30, 2026, we did not have any off-balance sheet arrangements.

Summary of Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026, was $12.76 million, compared to $4.70 million during the same period of 2025. The increase in cash used was primarily due to an increase in operating expenses primarily related to the 2026 Exploration Program for the Whistler Project.

Net cash used in operating activities was primarily offset by non-cash items including stock-based compensation of $1.15 million, compared to $0.35 million in the same period of 2025; depreciation expenses of $0.14 million, compared to $0.11 million in the same period of 2025. The increase in stock-based compensation in 2026 was primarily related to performance based Restricted Shares, following a reassessment in 2025 of the probability of achieving the applicable performance conditions, and, to a lesser extent, the vesting of stock options and RSUs granted in December 2025.

Changes in non-cash working capital provided cash of $0.23 million for the nine months ended September 30, 2026, compared to cash used of $0.19 million for the nine months ended September 30, 2025. The cash provided by changes in non-cash working capital was primarily due to an increase in accounts payable of $0.25 million and accrued liabilities of $0.16 million, partially offset by cash used from increases in inventories of $0.11 million and prepaid expenses of $0.09 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026, was $0.48 million, relating to the purchase of equipment, compared to $nil during the same period of 2025.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $6.93 million, attributable to proceeds of $1.70 million from warrant exercises, proceeds of $4.00 million from the June 2026 Registered Direct Offering and proceeds of $1.23 million from the ATM Program, compared to net cash provided by financing activities of $4.06 million for the same period in 2025, which was entirely attributable to proceeds from the ATM Program.

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

Future Commitments

We have obligations pursuant to underlying agreements on the Whistler Project, as follows:

1.	2.75% net smelter return (“NSR”) over all 377 claims and extending outside the current claims over an area of interest defined by the maximum historical extent of claims held on the Whistler Project to Osisko Mining (USA) Inc. (“OM”) pursuant to an Amended and Restated Net Smelter Returns Royalty Deed dated December 16, 2014, granted by Geoinformatics Alaska Exploration Inc. (as assumed by us on August 5, 2015) in favor of MF2 LLC (as assumed by OM). Gold Royalty U.S. Corp. holds a right to buy down the royalty percentage from 2.75% to 2.0% upon payment to OM of a one-time payment of $5 million. The royalty was subsequently assigned to Nevada Select Royalty, Inc. (a subsidiary of Gold Royalty Corp.).

2.	2.0% net proceeds royalty interest over an area of interest specified by standard township sub-division overlying the Whistler deposit and Raintree West deposit to Sandstorm Gold Ltd. pursuant to an agreement dated October 1, 1999, between us (the ultimate successor-in-interest to Kent Turner, Jr.) and Sandstorm Gold Ltd. (the ultimate successor-in-interest to Cominco American Incorporated). In October 2025, following the acquisition of Sandstorm Gold Ltd. by Royal Gold, Inc., the interest was transferred to RG Royalties, a wholly owned subsidiary of Royal Gold, Inc.

3.	1.0% NSR over the Whistler Project to Gold Royalty U.S. Corp. pursuant to a Net Smelter Returns Royalty Agreement dated January 11, 2021, between us and Gold Royalty U.S. Corp.

Transactions with Related Parties

During the three and nine months ended September 30, 2026, we incurred $1,114 and $3,267, respectively, and during the three and nine months ended September 30, 2025, $1,019 and $4,726, respectively, in general and administrative expenses paid to Blender Media Inc. (“Blender”), a company whose principal is an immediate family member of a co-chairman and director of GoldMining, for information technology, corporate branding, sponsorships and advertising, media, website design, maintenance and hosting services. Blender is a design and marketing agency that provides services to numerous publicly traded companies.

During the three and nine months ended September 30, 2026, stock-based compensation costs related to the vesting of performance based Restricted Shares granted in September 2022 included: (i) $138,289 and $410,358, respectively (stock-based compensation recovery of $8,687 and $6,269 during the three and nine months ended September 30, 2025) for such performance based Restricted Shares granted to a co-chairman and director of GoldMining; and (ii) $8,643 and $25,647, respectively (stock-based compensation recovery of $543 and $392 during the three and nine months ended September 30, 2025) to an immediate family member of a co-chairman and director of GoldMining.

In May 2026, GoldMining exercised 122,490 warrants at a price of $13.00 per warrant for a total consideration of $1,592,370.

Related party transactions are recorded based on the amounts agreed to by the parties. During the quarters ended September 30, 2026, and 2025, we did not enter into any contracts or undertake any commitment or obligation with any related parties other than as described herein.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our board of directors (the “Board”) or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Outstanding Securities

As of the date of this Quarterly Report, we have 14,522,811 shares of our Common Stock outstanding, including 158,750 performance based Restricted Shares. In addition, we have outstanding stock options issued under our long-term incentive plan to purchase 410,500 shares of our Common Stock at a weighted average exercise price of $9.74 per share, and 3,675 outstanding RSUs. The exercise of stock options is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options will be exercised in the future.

Critical Accounting Estimates and Judgments

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting period. On an ongoing basis, management evaluates its judgments and estimates in relation to assets, liabilities, income and expenses. Management uses historical experience and various other factors it believes to be reasonable under the given circumstances as the basis for its judgments and estimates. Actual outcomes may differ from these estimates under different assumptions and conditions.

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We continue the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as of September 30, 2026, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective. In reaching this conclusion, management considered the matter described in Part II, Item 1A, “Risk Factors” relating to the Affected Warrant Shares (as defined therein), the corrective measures implemented with our transfer agent on May 15, 2026 and the procedures we have since adopted to monitor the currency of our registration statements. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” of our Annual Report, which should be read together with the risk factors below. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our Annual Report and below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report. The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

We will need substantial additional financing in the near term, and there is substantial doubt about our ability to continue as a going concern.

We are a resource exploration stage company that does not generate any revenue, and we have relied principally on equity-based financing to fund our operations. Our ability to continue in operation for the foreseeable future, to meet our obligations, including the payments required to keep the Whistler Project in good standing, and to finance our planned exploration activities is dependent on our ability to obtain additional financing. For the nine months ended September 30, 2026, we incurred a net loss of $14.33 million. As of September 30, 2026, we had cash and cash equivalents of $1.06 million and working capital of $0.59 million, compared to cash and cash equivalents of $7.38 million and working capital of $7.03 million as of December 31, 2025. These events and conditions raise substantial doubt about our ability to continue as a going concern. Although we intend to pursue additional external financing, including, but not limited to, sales of our Common Stock under the ATM Program, other equity or debt financings, or a combination thereof, there is no assurance that sufficient funding will be available on a timely basis, on acceptable terms or at all. Capital markets may not be receptive to offerings of our equity or debt securities, and the limited trading liquidity of our Common Stock may restrict our access to some institutional investors. Any equity financing would dilute our existing stockholders. If we are unable to obtain sufficient financing, we may be required to delay, reduce the scope of or suspend our exploration activities, may be unable to make the payments required to keep the Whistler Project in good standing, or may be forced to cease operations, in which case our stockholders could lose all or part of their investment. Our unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern, and any such adjustments may be material. The inclusion of a going concern explanatory paragraph in our financial statements could also adversely affect our stock price and our ability to raise capital.

The issuance of shares of Common Stock upon exercise of warrants during a period in which our registration statement on Form S-1 (Registration No. 333-269693) (the “Prior Registration Statement”) was not current may not have been in compliance with Section 5 of the Securities Act of 1933, as amended, which could give rise to rescission rights or other claims by holders of such shares.

Between March 1, 2024, the date on which the prospectus contained in our Prior Registration Statement was not current under Section 10(a)(3) of the Securities Act of 1933, as amended, and May 15, 2026, the date on which we implemented corrective measures with our transfer agent, 8,633 shares of our common stock (the “Affected Warrant Shares”) were issued upon exercise of our warrants without a restrictive legend for aggregate cash proceeds of $112,229. The Affected Warrant Shares were issued inadvertently, as the Company had not identified at the time of such exercises that the prospectus contained in the Prior Registration Statement was no longer current under Section 10(a)(3) of the Securities Act of 1933, as amended. Because the prospectus was not current at the time of the exercises described above, these issuances may not have been made in compliance with Section 5 of the Securities Act of 1933, as amended. As a result, holders of the Affected Warrant Shares may have rescission rights under Section 12(a)(1) of the Securities Act of 1933, as amended, which would entitle such holders to tender the Affected Warrant Shares back to us in exchange for a refund of the exercise price paid, which would be an aggregate amount of approximately $112,229, plus statutory interest. The Warrants underlying the Affected Warrant Shares expired on May 22, 2026, and, accordingly, the one-year statute of limitations under Section 13 of the Securities Act of 1933, as amended, applicable to claims brought under Section 12(a)(1) thereof with respect to the Affected Warrant Shares will not expire, at the latest, until May 22, 2027. In addition to any such rescission right under the federal securities laws, holders of the Affected Warrant Shares may also have rescission or similar rights under applicable state securities laws, and the statute of limitations applicable to claims under such state securities laws may be longer than the one-year statute of limitations generally applicable to claims under Section 12(a)(1) of the Securities Act of 1933, as amended, such that we could remain subject to rescission or similar claims relating to the Affected Warrant Shares for a longer period of time than under federal law. Additionally, we could become subject to regulatory action by the SEC or other regulatory authorities in connection with any such non-compliance.

We do not intend to conduct a rescission offer with respect to the Affected Warrant Shares for the following reasons:

(i)	Of the 8,633 Affected Warrant Shares that were issued without an effective registration statement, 7,600 shares were issued to a director, who is an accredited investor and continues to hold those shares, which have now been re-classified as restricted securities subject to transfer restrictions and requisite restrictive legends under the Securities Act of 1933, as amended. Because these shares are held by a known holder who acquired them for investment purposes and who continues to hold them as restricted securities subject to such transfer restrictions, a rescission offer with respect to these shares would serve no protective purpose for third-party investors.

(ii)	The remaining 1,033 Affected Warrant Shares were issued upon the exercise of warrants held in “street name” through The Depository Trust Company (“DTC”). Because such warrants were held through DTC and its participating brokers and other financial intermediaries, we have no visibility into, and no practical means of ascertaining, the identity of the beneficial holders of those shares, and we have no mechanism to compel DTC or its participants to disclose such information. Accordingly, we are unable to identify the holders of the remaining 1,033 Affected Warrant Shares or to determine whether such shares continue to be held or have been sold, rendering a rescission offer with respect to such shares impractical.

No assurance can be given that investors will not bring an action against us seeking the rescission of their paid exercise prices, whether under federal or state law.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Resignation and Appointment of Directors; Nasdaq Listing Compliance

On August 11, 2026, Aleksandra Bukacheva notified the Company of her resignation as a member of the Board, including as a member of the Nominating and Corporate Governance Committee and the Compensation Committee, and as the Chairperson of the Audit Committee, effective as of August 14, 2026. Her resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 27, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, as a result of Ms. Bukacheva’s resignation, the Company no longer complied with the independent director and audit committee requirements set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2), as reported on the Current Report on Form 8-K filed with the SEC on September 1, 2026.

As reported on the Current Report on Form 8-K filed with the SEC on November 3, 2026, the Board appointed John DeLucchi as a member of the Board and as Chair of the Audit Committee. On November 5, 2026, the Company received a letter from Nasdaq confirming that, based on Mr. DeLucchi’s appointment, the Company has regained compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2), and that the matter is closed.

Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

U.S. GOLDMINING INC.

Date: November 10, 2026	By:	/s/ Tim Smith
Tim Smith
President, Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Tyler Wong
Tyler Wong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

